Form 10KSB
period 2005-03-31
RMD Technologies, Inc.
filed 2005-09-21
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-51109

                                RMD TECHNOLOGIES, INC.
                   (Exact Name of Company as Specified in Its Charter)

                 California                                    72-1530833
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
                or Organization)                           Identification No.)

     308 West 5th Street, Holtville, California                 92250
      (Address of Principal Executive Offices)                (Zip Code)

                  Company's telephone number:  (760) 356-2039

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                          Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No           .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Company had total revenues of $279,930 for the fiscal year ended May 31, 2005. As of September 1, 2005, the Company had
15,002,300 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .


                                 TABLE OF CONTENTS

PART I.                                                                   PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                           14

ITEM 3.   LEGAL PROCEEDINGS                                                 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      16

ITEM 7.   FINANCIAL STATEMENTS                                              22

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            23

ITEM 8A.  CONTROLS AND PROCEDURES                                           23

ITEM 8B   OTHER INFORMATION                                                 24

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                 24

ITEM 10. EXECUTIVE COMPENSATION                                             25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     26

ITEM 13. EXHIBITS                                                           28

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            28

SIGNATURES                                                                  29


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     RMD Technologies, Inc. ("Company") was formed to fill the need for a full service recycler of electronics in California. The Company was formed in May 2001 and is a California corporation.

Business of the Company.

     The Company was formed to provide electronic waste recycling services to businesses in Southern California. The fast paced growth in the state, particularly in the technology sectors, indicated a need for this company. Originally promoted and operated by Mr. Galliher on a part time basis, within the first few months it became apparent that the growth of the Company would require full time personnel. In September 2001, Mr. Galliher began to devote his full time efforts to promote and further develop the business.

     The Company primarily functions as a recycler of electronics. Customers of the Company are corporations that require proper disposal of their obsolete electronics equipment. Customers pay the Company a fee for this service.

     A secondary source of income for the Company is from sales of refurbished and/or working equipment collected. Reuse of refurbished equipment is an environmentally friendly method of recycling.

(a)  Industry.

     Technology is advancing at a rapid pace, requiring businesses to replace their electronic equipment every two to three years. "Computers, E-Waste and Product Stewardship: Is California Ready for the Challenge?", a 2001 report for the U.S. Environmental Protection Agency, notes that "more than 2.2 million computers are sold each year in California." Additionally, "based on this, more than 6,000 computers go to waste every day in California". In California, estimates of computer recycling range from 5% to 15%. Environmental organizations are pressuring businesses to handle the waste properly.

     Electronics recycling is an industry that has been developing slowly over the last decade. In the past it has been dominated by traditional metal, paper and other goods recyclers that expect to pay for the raw materials. The last two years have seen a shift to "fee for recycling" programs. Experience shows that customers will pay for the proper handling of their electronic waste, just as they do for other waste streams. Crusher/grinders and exporters dominate current methods of recycling. Crusher/grinders recover the easily recyclable materials while reducing the balance by crushing or grinding. As only cathode ray tubes ("CRT") are regulated, everything else can go into landfills. This is an effective method of reducing the volume of the waste, but not the most environmentally friendly method. Exporters simply collect the electronics and then sell the collected materials to foreign (usually third world) countries. These countries have notoriously poor environmental records and generally do not recycle the electronics in a safe and environmentally correct manner. Most current recyclers use one or both of these methods.

     Five years ago the electronic waste recycling industry was non-existent. Current laws and regulations in California require the use of the type of services the Company provides by every company and consumer in California. Legislation has been proposed in many other states, and at the federal level, that will require businesses and consumers to properly recycle their electronic waste, expanding the market to include the entire United States.

     The California Electronic Waste Recycling Act of 2003 ("Act"), Senate Bill 20, was enacted on September 25, 2003; the Act was amended by Senate Bill 50, enacted on September 29, 2004. The Act requires 50% of the electronics sold be recycled by 2005, with 70% by the year 2007 and 90% by 2010.

     The Act requires all California businesses to properly handle and dispose of electronic waste. Key elements of the Act include:

     - Reduction in hazardous substances used in certain electronic products sold in California.

     - Collection of an electronic waste-recycling fee at the point of sale of certain products.

     - Distribution of recovery and recycling payments to qualified entities covering the cost of electronic waste collection and recycling.

     - Directive to establish environmentally preferred purchasing criteria for state agency purchases of certain electronic equipment.

     Under the Act, beginning on January 1, 2005, retailers selling certain electronic products defined as "covered electronic devices" in California must collect an electronic waste-recycling fee from the consumer at the time of purchase; the following devices are such devices under the Act:

     - Cathode Ray Tube Devices and Cathode Ray Tubes (CRTs)

     - Computer monitors containing CRTs

     - Liquid Crystal Display (LCD) desktop monitors

     - Laptop computers with LCD screens

     - Televisions containing CRTs

     The Act requires collectors of covered electronics devices to register with the State of California and file annual reports of amounts handled. The Company is and has been properly registered with the state since the inception of this program.

(b)  Services Description.

     The Company's services include electronics recycling for corporations and government agencies. State and federal regulations require generators of electronic waste to dispose of it properly.
California regulations do not allow the disposal of CRT containing devices in landfills, requiring businesses and other generators to properly handle their e-waste. Our service includes pickup of the customers' electronic waste, inventory of the waste or weighing the waste as appropriate to the customer level of service requested. The
Company pricing varies based upon the level of service required by the customer, from $0.29 cents per pound for a basic service which includes a weight report to the customer, to $0.59 per pound which includes a detailed inventory of the material collected. In fiscal year 2004, 78% of revenues generated were from pickup and recycling services. Current staffing for the collection and sorting is one driver, two warehouse persons/sorters and one person who tests and evaluates the incoming equipment.

     The Company's secondary source of revenue is from sales of refurbished and/or working equipment collected since reuse can save natural resources. The Company's experience shows that in excess of 50% of the collected materials may be reused (sold) without any repairs. Collected materials are sold in pallet size lots to wholesalers. Collected material recognized as "high value" is culled during our manual sorting and is sold in individual lots on online auction sites such as E-Bay. Sales of collected materials accounted for 17% of revenues in fiscal year 2004. Two employees are assigned to sales of this equipment through online auction websites.

     Collected materials that are damaged beyond repair or of no value in their original state are demanufactured and reduced to components, which are then sold to recyclers of plastics, metals, etc. The Company's cost of inventory is minimal as the Company has been paid to collect it. Cost of sales consists primarily of direct labor of sales personnel. Gross profit from this activity is expected to continue at around 95% of sales.

     The Company plans the opening of its training facility in the first quarter of calendar 2006. This training facility will provide revenue in two ways. First, the Company will be paid for the training provided to the participants. Imperial County, California's Workforce Investment Board ("WIB") administers programs for the Federal Workforce Investment Act. The purpose of these federal programs is to provide job training. These programs pay a fee of $5,000 per participant for a 4-month training program. The Company's application to the WIB should be completed in the fourth quarter of calendar 2005 and the Company's acceptance into the program is expected in the first quarter of calendar 2006. The Company's current Liability and Workman's Compensation Insurance is sufficient for these programs. No other financial requirements need to be met. Certification of instructors will only be required for any courses offered that will provide certification upon graduation. We currently have no plans to offer courses that provide certification. Secondly, the Company's proposed training curriculum will provide for a split between classroom instruction and hands-on training. The hands-on training time will be utilized testing, repairing and refurbishing collected equipment. This will provide a continuing labor pool of ten to fifteen persons at no cost to the company. The equipment so refurbished will be sold as detailed above. The Company anticipates hiring two instructors and one additional administrative person in conjunction with opening the training facility. This is projected to provide revenue of approximately $300,000 per year, while also providing a continuous source of labor for testing and refurbishing collected equipment. Gross profit from this activity is expected to be approximately $75,000 per year.

     The Company has always had a "no landfill" policy. During our first three years of operation, we have identified customers from which we receive a higher percentage of reusable and refurbishable materials. By focusing on doing business with these customers the Company can receive a recyclables stream that is of high value. For example, over 50% by weight of collected materials by the Company can be reused for its original purpose. The remaining percentage is demanufactured, producing high quality recyclable metals, plastics, PC boards and glass. These materials are handled as commodities and are sold through traditional channels as raw materials for the manufacture of new products. Labor and infrastructure costs have kept traditional recyclers from benefiting from the relatively high value of electronic waste. By charging the customer for the recycling and minimizing the percentages the Company has to disassemble, the Company has been able to recycle these items to generate revenue.

(c)  Customers.

     The Company's current customer base includes over 300 small to very large business, state, local and federal government agencies, school districts and others. No one customer accounts for more than about 5% percent of the Company's total business.

     While every business in California is a potential customer of the Company, certain businesses have proven more valuable than others.
The Company's customers during the first two years of operations have included large and small corporations, government agencies, school districts and landfill operators. While each is unique in its own right, experience has shown that the first three can be a good revenue generator, while the fourth (landfill operators) has not proven a good fit with our business.

     Small and large corporate customers tend to provide equipment that is usually less than 4 years old, allowing a large percentage of it to be refurbished and reused. They tend to pay for the service promptly, usually within 30 days. The revenue from the sales of this merchandise can be substantial.

     Equipment collected from government agencies and school districts tends to be older and of less value than the corporate sector, however, these customers tend to have larger quantities. Additionally, the material tends to have a greater percentage of non-regulated materials, requiring much less handling and expense to process. Experience shows these customers pay promptly (less than 45 days).

     Landfill operators that "pull" the equipment from the waste stream have material that has no value for reuse and requires a large amount of labor to process. Additionally, experience shows that they to expect to pay a reduced rate (versus other customers), and will not pay at better than net 90 days. These factors combine to make them a poor fit for the Company.

     The Company currently uses medium duty straight trucks for servicing customers. Experience and research has shown that this size truck is the most economical to operate for our typical load size.
The Company's actual transportation costs are less than 10% of the billed amount. Medium duty straight trucks have the capacity to haul about half of what would be carried in a traditional tractor-trailer, at substantially lower cost. This size truck does not require a commercial drivers license and registration and insurance is much less expensive. Future plans include the use of cardboard bins dropped off at the customer's location and retrieved at a later date.

(d)  Market Summary.

     The Company believes it is positioned to handle the recycling need of all of California's business. The Company's location in California's Imperial Valley provides the Company with a number of economic advantages including:

     - Available labor force. The State of California, Department of Economic Development Monthly Labor Force Data for July 2005 shows the unemployment rate in Imperial County remains the highest in California at approximately 17%, providing a pool of workers at reasonable wages.

     - Low facilities costs. Our current facility costs about $0.10 per square foot per month. The San Diego Daily Transcript reports comparable facilities in San Diego or Los Angeles would be at least $1.00 per square foot per month.

     - Political and economic conditions in the Imperial Valley provide a favorable business atmosphere. Imperial County is heavily dependant on agriculture. In order to improve and diversify the job market in the county, local government offers incentives to attract and keep industrial and light industrial businesses. These incentives range from low interest loans for building or business expansion to assistance with training of a company's workforce. Grants for improvement of real estate are available. Some local governments have programs to waive utility taxes. With an unemployment rate that remains at about 17%, local government is responsive to any proposal that includes job creation.

     - Low utility costs. IID Power (the Company's electric power provider) furnishes the lowest utility costs in the state.
       Current rates are 8.46 cents per kWh.

     - Close proximity to Southern California's freeway system provides us the ability to service customers anywhere in Southern California using our own trucks during a normal business day. Interstate 8 is 4 miles from our facility and it is located on Highway 115; Highway 111 connecting to Interstate 10 is 8 miles from our facility. San Diego is less than a two-hour drive and Los Angeles less than a three-hour drive. Northern California customers will be serviced by a collection facility that will aggregate the electronics for transport to the Imperial County facility.

(e)  Competitive Comparison.

     The electronics recycling industry is primarily comprised of East Coast companies handling locally generated waste. Southern California's recycling community is limited to a few companies. IMS (Industrial Metal Salvage) has an electronics recycling division and is the Company's primary competition. This firm has a large facility and numerous personnel at their San Diego location. Due to the location of their facility and the costs of operation, the Company has the ability to undercut their pricing, while still generating making a gross profit.

     HMR is an Australian company with offices in the San Francisco area. They are primarily an exporter of electronic waste.

     A number of new companies have opened in response to the Act. To date, they appear to have had no effect on the Company's sales, but in the future the Company may need to change its pricing or services to remain competitive.

     The Company's competitors have sprung from traditional recyclers and scrap dealers. The recycling services offered by the Company are, in its opinion, unique in California in methods it uses for collection, processing and final disposition of recycled materials. The Company believes that it provides the only pickup service for electronic waste available in California, using its own transportation. The Company has partnered with numerous non-profit training agencies to assist their training programs by donating computer equipment.

(f)  Sales Literature.

     Due to budget constraints, the Company's marketing has been limited. The Company has used telephone sales, direct mail, search engine advertising and e-mail campaigns. The experience of the Company shows that it can attain reasonably good results with all of the above methods; however, search engine advertising and email campaigns have been the most cost effective. The Company's plans include the addition of dedicated sales professionals to market our services to manufacturers of electronics devices.

(g)  Future Services.

     Future plans include the addition of technology training centers, using the collected material as training aids. This will provide a necessary service to the community as well as provide an additional potential source of revenue to the Company

Company Organization and Employment.

     The Company is organized into four main functional areas:

     (a) The first being the company operations including accounting, company administrative tasks, government compliance and human resources.

     (b) The second area is logistics. This area includes the scheduling of customer pick-ups and the materials and equipment required to accomplish them.

     (c) The third area is that of sales and marketing. This area consists of all activities related to the sales and marketing processes of the Company including the outside direct sales representatives and the inside sales support team. This also includes the Internet sales of recycled products.

     (d) Technical training will be the fourth area. This will include interaction with and reporting to funding agencies and ensuring compliance.

     The Company currently has seven full time employees. The personnel plan calls for the addition of sales staff in the near term. As growth requires, we will hire additional drivers/warehouse staff and administrative personnel. Two instructors will be hired upon receipt of funding for training programs.

Need for Governmental Approval

     The Company believes that none of its business operations require governmental approval.

Research and Development

     To date, the Company has not spent any funds on research and development.

Compliance with Environmental Laws

     The State of California requires the Company submit an annual report on the amount (weight) of CRT containing devices the Company has handled the previous year. This report is done online and takes approximately two minutes to complete. The Company uses the information from its billing software to determine the weight. The State of California has no other requirements at this time, and there no proposed laws that would affect the Company.

     The federal government currently has no reporting requirements for handling electronics or electronics waste, and there are none proposed at this time.

     As a result, the costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Company's operations.

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - the ongoing global economic uncertainty, coupled with war or the threat of war;

     - risks associated with possible disruption in our operations due to terrorism;

     - future regulatory actions and conditions in our operating areas;
       and

     - other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

     The Company has had limited prior operations to date and it had a limited record of revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

     The Company incurred a net loss of $79,847 for the fiscal year ended May 31, 2004 and a net loss of $113,827 for the fiscal year ended May 31, 2005. At May 31, 2005, the Company had an accumulated deficit of $219,986. These items raise substantial doubt about the Company's ability to implement its business plan.

(b)  No Assurance of Market Acceptance May Affect Ability to Sell Services.

     There can be no assurance that any services successfully developed by the Company will ever achieve market acceptance. The Company's services, if successfully developed, may compete with a number of services offered by other companies, as well as new services currently under development by such companies and others. The degree of market acceptance of any services developed by the Company will depend on a number of factors, including the establishment and demonstration of the efficacy of the services and their potential advantage over alternative methods. There can be no assurance that the marketplace in general will accept and utilize any services that have been, or may be, developed by the Company.

     The standards for the services marketed by the Company may not achieve broad market acceptance or market acceptance may be slower than the Company expected. Additionally, if a new standard emerges that is more accepted by the marketplace, the Company may not be successful in developing services that comply with that standard on a timely basis. To be successful, the Company will need to effectively respond on a timely basis to future changes in the ever-expanding markets in which the Company sells its services. The markets for the Company's services are at early stages of development and are rapidly expanding.

(c)  Government Regulations May Affect the Ability of the Company to
Operate.

     Various aspects of the Company's business are subject to governmental regulation in the United States, including state and federal environmental laws. Failure to comply with such regulation may, depending upon the nature of the non-compliance, result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue or the imposition of contractual damages, civil fines or criminal penalties.

(d)  Other External Factors May Affect Viability of Company.

     The industry of the Company in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its services will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(e) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company officers and directors currently own common stock equal to 80% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

     Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(f) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

     Conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company.

(g) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     The Company's bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of California law provide for such indemnification, as well as for a limitation of liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(h)  Absence of Cash Dividends May Affect Investment Value of Company's Stock.

     The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(i)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

     There has been no public market for the common stock of the Company. The Company intends to have a market maker file an application on behalf of the Company with the Over the Counter Bulletin Board in order to make a market in the Company's common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(j)  Failure to Maintain Market Makers May Affect Value of Company's
Stock.

     If the Company attains listing on the Over the Counter Bulletin Board and thereafter is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(k)  Shares Eligible For Future Sale.

     All of the outstanding shares of common stock of the Company have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is currently located in an 11,000 square foot facility on one acre in Holtville, California. The Company is in the second year of a four-year lease at $1,500 per month; however, our offer to purchase the property has been accepted, and the Company is awaiting judicial approval. Because of the delay in getting approval through probate, the owner has waived current period rents.

     Holtville is located in Imperial County about 130 miles east of San Diego, providing the Company with access to all of Southern California. Our current customers are primarily located in Southern California and are easily serviced by truck from our facility. The Company's facilities include approximately 1,500 Square feet of office space, 2,500 square feet of retail space, and 7,000 of warehouse space. Additionally, the Company has about 33,000 square feet of usable yard space. Due to the dry climate, this space is usable for storage of incoming and outgoing recyclable materials. Future plans include drop off/accumulation facilities located throughout California.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for the Company's common stock. In order to qualify for listing on the Over the Counter Bulletin Board, the Company must comply with the eligibility rules of the Bulletin Board (that is, all listed companies must be reporting companies), and accordingly the Company is filing this Form 10-SB Registration Statement with the Securities and Exchange Commission.

Holders of Common Equity.

     As of September 1, 2005, there were 3 shareholders of record of the Company's common stock.

Dividends.

     The Company has not declared or paid a cash dividend to stockholders since it was organized on May 17, 2001. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Company made the following sales of unregistered securities (restricted stock) during the fiscal year ended May 31, 2005:

     On June 26, 2004, the Company issued a total of 15,000,000 shares of common stock to the two directors of the Company, and John Fleming, for services rendered to the Company, valued at $15,000 ($0.001 per share). Mr. Fleming billed the Company at his standard billing rate, then negotiated payment in the form of common stock. As part of the negotiation, Mr. Fleming established a valuation of $0.001 per share, based on several factors including the extremely limited marketability of the shares. This valuation was then applied to the negotiations with the two directors when they accepted stock as payment for their services rendered.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is an electronics waste collector and recycler dedicated to providing customers a solution to their electronics waste handling problems. The Company believes it offers customers a reliable, efficient cost effective means of complying with current and anticipated government regulations regarding the disposal of electronic waste.

     In June 2001, the Company began providing electronics collection and recycling services to corporate customers in Southern California. In April 2004, Company began to expand its service area to include Northern California.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to focus its attentions and investment of resources in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

(a)  Revenues.

     The Company had $279,930 in revenues for the fiscal year ended May 31, 2005 as compared with $272,207 for the fiscal year ended May 31, 2004, an increase of $7,723 or approximately 3%. For fiscal year ended May 31, 2005, cost of revenues totalled $158,773 compared to $140,173 in the prior year, an increase of $18,600 or approximately 13%. Overall, gross profit totalled $121,157 for fiscal year ended May 31, 2005 compared to $132,034 in the prior year, a decrease of $10,877 or approximately 8%. The decrease in gross profit was primarily attributable to an increase cost of revenue percentage of 57% (cost of revenue divided by total revenue) compared to prior year of 52%. The increase was primarily related to increased fuel costs for collection of the electronic waste. The Company anticipates further increase in fuel costs for collection in the next twelve months that will impact the overall cost of revenue percentage. Furthermore, overall revenues had only marginally increased compared to the prior year as result of the Company not being able to fully implement its marketing plan to continue expanding in areas within the state of California.

(b)  Selling, General and Administrative Expenses.

     Total selling, general and administrative expenses for the fiscal year ended May 31, 2005 were $217,587 as compared with $206,902 for the fiscal year ended May 31, 2004, an increase of $10,685 or approximately 5%. Although the overall increase in selling, general and administrative expense was small compared to prior year, consulting expenses decreased by approximately $63,000 compared to prior year primarily due to non-recurring use of certain business consultants in the prior year. However, other selling, general and administrative expenses increased by approximately $82,000 primarily due to an increase in staffing by four personnel during the year.

(c)  Interest Expense

     Interest expense for fiscal year ended May 31, 2005 totalled
$17,397 compared to $4,979 for the fiscal year ended May 31, 2004, an increase of $12,418 or approximately 250%. Increase in interest expense was a result an increase in overall Company debts.

(c)  Net Loss.

     The Company has a net loss of $113,827 for the fiscal year ended May 31, 2005, as compared with a net loss of $79,847 for the fiscal year ended May 31, 2004, an increase of $33,980 or approximately 43%. This increased loss was due to the factors discussed above.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     - Market acceptance of and changes in demand for its services;

     - A small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - Gain or loss of clients or strategic relationships;

     - Announcement or introduction of new services by the Company or by its competitors;

     - Price competition;

     - The ability to upgrade and develop systems and infrastructure to accommodate growth;

     - The ability to introduce and market products and services in accordance with market demand;

     - Changes in governmental regulation; and

     - Reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

     The Company is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for collection and recycling of electronic waste is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with the Company's products or services. Also, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for collection and recycling of electronic waste. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new product and service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that the Company's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. The company intends to begin offering training services beginning in the third quarter on 2005. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

     Risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors and competitors' responses to its new service introductions.

(c)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. None of the Company's officers and directors currently has an employment or non-competition agreement with the Company. Therefore, there can be no assurance that these individual will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

     The Company's success will also be highly dependent on its ability to attract and retain qualified employees. The Company intends to recruit in fiscal year 2006 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel. The Company believes relations with its employees are satisfactory.

Operating Activities.

     The net cash used in operating activities was $23,685 for the year ended May 31, 2005 compared to net cash used in operating activities of $48,755 for the year ended May 31, 2004, a decrease in cash used by $25,070 or approximately 51%. The change in operating activities is attributable to an increase in accrued interest, a decrease in accounts receivable and an increase in accounts payable.

Investing Activities.

     The net cash provided by investing activities was $5,795 for the year ended May 31, 2005 compared to net cash used in investing activities of $20,962 for the year ended May 31, 2004, an increase of $26,757 or approximately 128%. The change in investing activities is due to the sale of company trucks and leases for newer trucks.

Liquidity and Capital Resources.

     As of May 31, 2005, the Company had total current assets of $16,762 and total current liabilities of $252,823, resulting in net working capital deficit of $236,061; as of that date, the Company had no cash. As of May 31, 2004, the Company has total current assets of $45,731 and total current liabilities of $180,094, resulting in a working capital deficit of $134,363; as of that date the Company had cash of $4,398.

     The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. Accordingly, the Company's implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Company estimates that it will need to raise up to $1,000,000 over the next twelve months for such purposes.

     The Company has continued to raise capital through borrowings from private individuals. During the fiscal year ended May 31, 2005, the Company received loans totalling approximately $35,000 from various individuals, and approximately $128,000 from the president of the Company during the fiscal year ended May 31, 2004.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned service development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - Curtail operations significantly;

     - Sell significant assets;

     - Seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - Explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Material Commitments for Capital Expenditures

     The Company does not have any material commitments for capital expenditures. However, the Company has entered into a non-binding offer to purchase the property currently housing our facilities. The acceptance of the offer has been delayed because the property is currently held in probate. If the offer is accepted, we intend to fund the purchase through a 30 year mortgage, the specifics of which will be determined as part of the closing process.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; and (c) treatment of property, plant, and equipment. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Revenue Recognition.

     The financial statements are prepared based on the accrual method of accounting. The Company is paid a rate per pound for removing electronic waste from its customers' facilities. The Company records revenue when recycling services, consisting of such waste removal, are rendered.

     Sales revenue in connection with the sale of serviceable electronic equipment directly to consumers and/or other recyclers, using existing personnel and facilities, is recognized at the time of sale, with the bulk of collections occurring through credit card transactions at the time of the sale. All sales are prepaid on an "as-is" basis, FOB shipping point, and the Company does not accept returns. Title passes to the customer at the time of sale.

(c)  Treatment of Property, Plant and Equipment.

     Property, plant and equipment are stated at cost and depreciated using the straight-line method, based on estimated useful lives of 5 to 7 years for furniture and equipment. Repair and maintenance costs are charged to expense when incurred, while renewals and improvements that extend the useful lives of the equipment are capitalized as additions to the related assets.

Forward Looking Statements.

     This Form 10-SB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-SB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as the risks set forth under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended May 31, 2005 and for the year ended May 31, 2004 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, Company management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Patrick A. Galliher, President/Treasurer/Director.

     Mr. Galliher, age 46, has experience that includes both retail and wholesale sales as the owner of a retail computer store and as the district manager of a wholesale supply company. After ten years in the US Navy, Mr. Galliher returned to Las Vegas, Nevada to found PLK, Inc., a surety bonding company. After selling PLK in 1989, Mr. Galliher moved to San Diego, where he co-founded DHG Associates, a company that sold computerized sign making equipment and supplies to sign makers in the San Diego area. DHG was renamed in 1996 to National Sign Systems and sold in 1998. After working as the general manager for Kayena Communications in San Diego, Mr. Galliher purchased the company in 1999. Kayena Communications was sold in 2001, allowing him to focus his efforts fulltime on the newly formed RMD Technologies, Inc.

Suzanne E. Galliher, Vice President/Secretary/Director.

     Ms. Galliher, age 40, who is the wife of Patrick Galliher, received a Masters of Business Administration degree from National University, in 1992, while working full-time supervising a staff of 30 people in the Registrar's Office of that school. Ms. Galliher then moved to teaching special education in the inner city areas of San Diego for the period of 1998 to 2001. During this time she received a Masters in Special Education degree from the same school. In July 2001, Ms. Galliher left teaching to focus her efforts full time on the Company.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 thereto furnished to the Company under Rule 16a-3(d) during the fiscal year ended May 31, 2005, and certain written representations from executive officers and directors, the Company is not aware of any required reports that have not been timely filed.

Code of Ethics.

     The Company has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees at a later time.

ITEM 10.  EXECUTIVE COMPENSATION.

     (a) The current officers and directors have not received any compensation to date. They will not be remunerated until the Company turns profitable.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Company.

     (c) No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan that provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 1, 2005 (15,002,300 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class    Name and Address of       Amount of Beneficial   Percent of
                    Beneficial Owner            Ownership (1)         Class

Common Stock      Patrick A. Galliher           9,002,300 (2)         60.01%
                  308 West 5th Street
                  Holtville, California 92250

Common Stock      Suzanne E. Galliher           3,000,000 (2)         20.00%
                  308 West 5th Street
                  Holtville, California 92250

Common Stock      John Fleming,                 3,000,000             20.00%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Shares of all directors and  12,002,300             80.01%
                  executive officers as a
                  group (2 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. None of these individuals holds any convertible securities.

(2)  Suzanne Galliher is the wife of Patrick Galliher

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company to date has not adopted any equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) For the fiscal year ended May 31, 2004, the Company had received a loan from the president and vice president of the Company (husband and wife) with an original amount of about $150,000 ($20,000 in 2003) (see Exhibits 10.2 to 10.11). The loans were to finance operations of the Company. At May 31, 2004, the remaining balance due was $90,988. Loans from the president and vice president bear terms of 1% interest per month, with all principal and interest due on demand. In 2005, they loaned the Company an additional $8,500 and received payments of approximately $25,000. At May 31, 2005, the remaining balance due was $85,479. In 2004, the Company paid $64,089 toward the principal of the loan due to the president and vice president.

     (b) The Company also holds a note payable to the brother of the president, Steven Galliher, dated July 12, 2002, with an original amount of $10,000 (see Exhibit 10.1); this loan was also made to finance operations of the Company. Steven Galliher has agreed to waive interest on this note for a period of five years as a courtesy to his brother, the president of the Company. This is a demand note with no fixed payment terms, and it does not bear interest (despite a loan document showing otherwise).

     (c) On June 26, 2004, the Company issued restricted shares of common stock to the following individuals for services rendered to the
Company: (1) Pat Galliher: 9,000,000 shares; (2) Suzanne Galliher:
3,000,000 shares; and (3) John Fleming: 3,000,000 shares. Shares were to Mr. & Mrs. Galliher for consulting services provided in relation to setting up the business. Mr. Fleming provided consulting services to the Company on how best to seek outside finding and the procedure for taking the Company public. He billed the Company at his standard billing rate for this type of service and negotiated payment in the form of common stock. As part of the negotiation, Mr. Fleming accepted a valuation of $0.001 per share. This valuation was based, in part on the difficulty of reselling the shares in the near future. We felt the negotiation with Mr. Fleming was adequate to establish a fair market price for the Company's common shares and, therefore, used the same valuation in the transactions with Mr. and Mrs. Galliher. They billed the company for their consulting services and, upon negotiation, accepted common stock with a negotiated valuation of $0.001 per share as payment for services rendered.

     (d) John Fleming, an affiliate of the Company, is also engaged in another business in which he services as a director and officer (GameZnFlix, Inc.), which is also a reporting company trading on the Over the Counter Bulletin Board. As a result, certain potential conflicts of interest may arise between the Company and this shareholder.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-SB: 2005: $7,850.50; 2004: $21,440.00.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Smith & Company that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2005: $7,860.75; 2004: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Smith & Company for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Smith & Company, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of the company's board of directors, Patrick Galliher and Suzanne Galliher. The audit committee has not adopted a written charter. The Company's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RMD Technologies, Inc.


Dated: September 15, 2005              By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


      Signature                 Title                             Date

/s/ Patrick A. Galliher     President/Treasurer            September 15, 2005
Patrick A. Galliher        (principal financial and
                           accounting officer)/Director

/s/ Suzanne E. Galliher    Vice President/Secretary/       September 15, 2005
Suzanne E. Galliher        Director

                                  Smith & Company
         A Professional Corporation of Certified Public Accountants
        4764 South 900 East, Suite 1  Salt Lake City, Utah 84117-4977
             Telephone: (801) 281-4700  Facsimile: (801) 281-4701
                     E-mail: smithcocpa@earthlink.net


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
RMD Technologies, Inc.

We have audited the balance sheets of RMD Technologies, Inc. as of May 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMD Technologies, Inc. as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/  Smith and Company
Certified Public Accountants
Salt Lake City, Utah
September 9, 2005

Members: American Institute of Certified Public Accountants Utah Association of Certified Public Accountants


                            RMD TECHNOLOGIES, INC.
                               BALANCE SHEETS

                                                       May 31,        May 31,
ASSETS                                                  2005           2004

Current Assets
  Cash                                                 $      0      $   4,398
  Escrow deposit                                          2,000          2,000
  Accounts receivable (net of allowance for
  Doubtful accounts of $147 ($0 in 2004)                 14,562         36,070
  Inventory                                                 200          3,263
  Total Current Assets                                   16,762         45,731

Furniture and equipment - net of accumulated
depreciation of $20,422 ($14,458 in 2004)                51,810         30,504

Other Assets
  Security deposits                                         911              0

   Total Assets                                          69,483         76,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                          2,130              0
  Accounts payable                                      110,539         79,109
  Current portion - capital leases                        8,918              0
  Short term notes payable                               35,757              0
  Payable to related individuals                         95,479        100,985
   Total Current Liabilities                            252,823        180,094

Long Term Liabilities
  Capital leases payable                                 19,346              0

   Total Liabilities                                    272,169        180,094

Stockholders' (Deficit)
  Common stock, no par value
  100,000,000 shares authorized,
  15,002,300 shares issued and outstanding               17,300          2,300
  Accumulated Deficit                                  (219,986)      (106,159)

   Total Stockholders' Deficit                         (202,686)      (103,859)

   Total Liabilities and Stockholders' Deficit           69,483         76,235

See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS
                                For the Years Ended

                                                                 May 31,
                                                            2005        2004
Revenues
  Sales                                                    $ 115,078  $ 39,916
  Recycling                                                  164,852   232,291
  Total Revenues                                             279,930   272,207

Cost of Revenues
  Cost of sales                                               29,474    12,767
  Cost of recycling revenues                                 129,299   127,406
  Total Cost of Revenues                                     158,773   140,173

  Gross Profit                                               121,157   132,034

Selling, General, and Administrative expenses
  Advertising                                                  1,147       790
  Consulting                                                   3,671    66,730
  Depreciation                                                 9,664     6,001
  Rent                                                             0    12,523
  Other selling, general, and  administrative expenses       203,105   120,858
  Total Selling, General, and Administrative Expenses        217,587   206,902

Loss From Operations                                         (96,430)  (74,868)

Other Expenses
  Interest expense                                            17,397     4,979
  Tax expense                                                      0         0

Net Loss                                                    (113,827)  (79,847)

Basic and diluted net loss per
 weighted average share                                         (.01)   (34.72)

Weighted average number of common
  shares used to compute loss
  per weighted average share                              15,002,300     2,300

See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CHANGES
                              IN STOCKHOLDERS' DEFICIT

                                                 Common Stock
                                                 No Par Value       Accumulated
                                             Shares        Amount     Deficit

Balances at May 31, 2003                     2,300          2,300     (26,312)

  Net loss                                                            (79,847)

Balances at May 31, 2004                     2,300        $ 2,300   $(106,159)

  Shares issued at $.001 for expenses   15,000,000         15,000           0

  Net loss                                                           (113,827)

Balances at May 31, 2005                15,002,300         17,300    (219,986)

See Accompanying Notes to Financial Statements


                                RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             May 31,
                                                        2005           2004
Operating Activities
  Net loss                                             $(113,827)    $ (79,847)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock issued for expenses                               15,000             0
  Allowance for bad debt                                     147             0
  Accrued interest                                        10,388         4,909
  Depreciation                                             9,664         6,001
  Changes in operating assets and liabilities:
  Change in accounts receivable                           21,361       (31,378)
  Change in inventory                                      3,063        (3,263)
  Change in escrow deposits                                    0        (2,000)
  Change in security deposits                               (911)            0
  Change in accounts payable                              31,430        56,823
      Net Cash Used in Operating Activities              (23,685)      (48,755)

Investing Activities
  Sale of equipment                                       12,000             0
  Purchase of equipment                                   (6,205)      (20,962)
      Net Cash Provided by (Used in)
      Investing Activities                                 5,795       (20,962)

Financing Activities
  Proceeds from notes payable                             35,000             0
  Proceeds from loans from related individuals             9,435       134,421
  Payments made on capital leases                         (8,501)            0
  Payments made on loans from related individuals        (24,572)      (64,089)
       Net Cash Provided by Financing Activities          11,362        70,332

Increase (Decrease) in Cash                               (6,528)          615

Cash at Beginning of Year                                  4,398         3,783

Cash at End of Year                                       (2,130)        4,398

Interest Paid                                              7,012            70

Taxes Paid                                                     0             0

See Accompanying Notes to Financial Statements


                                RMD TECHNOLOGIES, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                MAY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of RMD Technologies, Inc., a California corporation ("Company"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Business

The Company was incorporated in California on May 22, 2001, to provide electronic waste recycling services to businesses. The Company occupies an 11,000 square foot facility in Holtville, California.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting. The Company is paid a rate per pound for removing electronic waste from its customers' facilities. The Company records revenue when recycling services, consisting of such waste removal, are rendered. The Company's experience in collecting revenues from the school districts and other agencies for which it provides services has been excellent, and management believes that the allowance for doubtful accounts in the amount of $147 at May 31, 2005 is adequate.

During fiscal year 2004, it became apparent that sales of recycled electronic products represented a viable revenue opportunity for the Company. Consequently, a sales person was hired and warehouse space was dedicated to providing storage space for the inventory held for resale. Overhead costs associated with this activity are allocated based on the sales revenue compared to total revenue. Labor costs are allocated based on the percentage of time spent by the employee related to this activity.

In fiscal year 2004, the Company began operating a new division, focusing on the retail sale of office supplies. Revenues related to this division for the fiscal year ended May 31, 2004 were $2,963 and gross profit was $2,769. In fiscal year 2005, the Company reassessed the target market of this activity and found that new competition in the area made it unprofitable to continue this division. As of May 31, 2005, the Company had almost completed closing this division. All personnel were reassigned other jobs and almost all existing inventory was absorbed internally. There were no disposition costs associated with the closure of this division.

During fiscal year 2004 the Company began selling serviceable electronic equipment directly to consumers and/or other recyclers, using existing personnel and facilities. Since the inventory was gleaned from the materials the Company had been paid to pick up, the cost of these sales was minimal. The Company does not refurbish the equipment. Labor and other direct costs of identifying serviceable items and selling them, as well as warehouse and other direct costs are charged to cost of goods sold in the current period. Because of the extremely volatile nature of the market for recycled computer equipment, no value has been capitalized on the balance sheet. Sales revenue is recognized at the time of sale, with the bulk of collections occurring through credit card transactions at the time of the sale. All sales are prepaid on an "as-is" basis, FOB shipping point, and the Company does not accept returns. Title passes to the customer at the time of sale.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company's cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur. The Company had no cash equivalents in 2005 or 2004.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method, based on estimated useful lives of 5 to 7 years for furniture and equipment. Repair and maintenance costs are charged to expense when incurred, while renewals and improvements that extend the useful lives of the equipment are capitalized as additions to the related assets. Depreciation expense for the fiscal years ended May 31, 2005 and 2004 was $9,664 and $6,001, respectively.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

In February, 1992, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements beginning with inception.

At May 31, 2005 a valuation allowance has been recorded to offset the deferred tax asset due to the uncertainty of the Company's ability to use the net operating loss carryovers of $219,986 that will expire between May 31, 2022 and 2025.

Fair Value of Financial Instruments

The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

Advertising Costs

Advertising costs (if any) are charged to expense in the period in which they are incurred and advertising communication costs the first time the advertising takes place. Advertising expenses for the period ended May 31, 2005 and 2004 were $1,147 and $790, respectively.

Other Selling, General, and Administrative Expenses

Other expenses consist of labor, transportation, facilities, insurance, professional fees, and travel. Costs directly associated with selling are allocated to cost of sales. Costs directly associated with recycling services are allocated to cost of recycling services and mainly consist of labor and truck expenses.

NOTE 2  ESCROW DEPOSITS

In 2004, the Company began negotiating the purchase of the property currently housing all of the Company's operations. As part of the contract negotiations, the Company was required to pay an escrow deposit of $2,000 at the beginning of negotiations. The deposit will be applied to closing costs when a purchase contract is eventually finalized.

NOTE 3  RELATED PARTY TRANSACTIONS

As of May 31, 2005 the Company has received various loans from the president and vice president of the Company (husband and wife). At May 31, 2005, the remaining balance due was $85,479 ($90,985 in 2004). Loans from the president and vice president bear terms of 1% interest per month, with all principal and interest due on demand. The Company makes payments on its loans as often as possible.

The Company also holds a note payable to the brother of the vice president with an original amount of $10,000. This is a demand note with no fixed payment terms, and it does not bear interest.

NOTE 4  NOTES AND CONTRACTS PAYABLE

Notes and contracts payable as of May 31, 2005 are detailed as follows:

Payable to Banks,
Institutions & Other             Interest
Unrelated Entities                 Rate           Current       Long-Term

Notes payable:
Individual Investor                    8%         $10,250       $       0
Individual Investor                  7.5%          20,500               0
Individual Investor                  7.5%           5,007               0

Capital Leases:
Bering Lease                       42.47%           5,035          10,986
Bering Lease                       19.13%           3,883           8,360

                                                  $44,675         $19,346

NOTE 5  CAPITAL LEASES

The following is a schedule by year of future gross minimum rental payments for all capital leases with terms greater than one year as of May 31, 2005:

Fiscal year ending May 31:

2006                                            $  8,918

2007                                              12,337

2008                                               7,009

2009 and beyond                                        0

Total minimum lease payments                     $28,264

NOTE 6  RECLASSIFICATIONS

Certain items for the year ended May 31, 2004 have been reclassified to conform to the presentation for 2005.

NOTE 7  SUBSEQUENT EVENTS

In August 2005, an outside party loaned the Company $25,000. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note also carries a conversion factor that allows the bearer to convert the principle and any accrued interest into shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing, which will then make the Company eligible for quotation on the Over the Counter Bulletin Board Exchange), until the note is satisfied.


                               EXHIBIT INDEX

Number              Description

3.1 Articles of Incorporation, dated May 17, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on January 7, 2005).

3.2 Certificate of Amendment of Articles of Incorporation, dated June 21, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 7, 2005).

3.2     Bylaws, dated June 20, 2001 (incorporated by reference to
        Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

10.1 Promissory Note issued by the Company in favor of Steven J. Galliher, dated July 12, 2002 (incorporated by reference to
        Exhibit 10.1 of the Form 10-SB filed on January 7, 2005).

10.2 Promissory Note issued by the Company in favor of Patrick A. Galliher or Suzanne E, Galliher, dated November 17, 2002
        (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on January 7, 2005).

10.3 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated November 17, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-SB filed on January 7, 2005).

10.4 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated December 29, 2003 (incorporated by reference to Exhibit 10.4 of the Form 10-SB filed on January 7, 2005).

10.5 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated January 9, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-SB filed on January 7, 2005).

10.6 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 6, 2004 (incorporated by reference to Exhibit 10.6 of the Form 10-SB filed on January 7, 2005).

10.7 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 13, 2004 (incorporated by reference to Exhibit 10.7 of the Form 10-SB filed on January 7, 2005).

10.8 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated March 22, 2003 (incorporated by reference to
        Exhibit 10.8 of the Form 10-SB filed on January 7, 2005).

10.9 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated April 26, 2004 (incorporated by reference to
        Exhibit 10.9 of the Form 10-SB filed on January 7, 2005).

10.10 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated May 7, 2004 (incorporated by reference to
        Exhibit 10.10 of the Form 10-SB filed on January 7, 2005).

10.11 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated June 17, 2004 (incorporated by reference to
        Exhibit 10.11 of the Form 10-SB filed on January 7, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
        Galliher (filed herewith).

32      Section 1350 Certification of Patrick A. Galliher (filed herewith).