Form 10KSB/A
period 2005-05-31
RMD Technologies, Inc.
filed 2005-10-25
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     The Company, by this Form 10-KSB/A, amends the following: (a) first paragraph of Item 1, Description of Business - Risk Factors; (b) the discussion regarding revenues in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; (c) a discussion regarding the terms of a $25,000 note under Liquidity and Capital Resources under Item 6; (d) Item 7, Financial Statements, to add non-cash investing and financing to the Statements of Cash Flows;
(e) Item 7 to revise Note 5; (f) Item 7 to add a new Note 7; (g) Item
8A, Controls and Procedures; (h) Item 13, Exhibits, to include new certifications to the financial statements; and (i) Item 14, Principal Accountant Fees and Services, to correctly reference the Form 10-KSB.
Besides these changes, no other changes have been made to the Form 10-
KSB for the year ended May 31, 2005. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

Risk Factors Connected with Business of the Company.

     Investing in the Company involves a number of material risks facing the Company's business, as follows:

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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $279,930 for fiscal year ended May 31, 2005 as compared with the previous fiscal year of$272,207, an increase of $7,723 or approximately 3%. For fiscal year ended May 31, 2005, cost of revenues totaled $158,773 compared to $140,173 in the prior year, an increase of $18,600 or approximately 13%. Overall, gross profit totaled $121,157 for fiscal year ended May 31, 2005 compared to $132,034 in the prior year, a decrease of $10,877 or approximately 8%. The Company's revenues primarily consisted of sales and recycling. Revenue from sales of refurbished and/or working equipment collected totaled $115,078 for the fiscal year ended May 31, 2005 as compared with the previous fiscal year of $36,916, an increase of $78,162 or approximately 212%. Revenue from recycling totaled $164,852 for fiscal year ended May 31, 2005 as compared with the previous fiscal year of $232,291, a decrease of $67,439 or approximately 29%. Revenue from sales increased compared to the prior year as a result of implementing more rigorous process in sorting computer equipment collected, specifically certain computer components with resalable value which were overlooked in the prior year. Revenue from recycling decreased compared to the prior year although the price per pound of $0.29 has remained constant, primarily due to increased fuel costs, lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The Company believes that revenues from sales will continue to increase and stabilize to about a 1.5 to 1 ratio compared to revenues from recycling. Although revenue from recycling decreased compared to the prior year, the Company believes with a refocused marketing strategy and better developed infrastructure for recycling that revenues should offset the anticipated increase in fuel cost and increase overall recycling revenues to levels similar to the prior year in the next twelve months.

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

     In August 2005, the Company borrowed $25,000 from an individual. The note bears an interest rate of 7.5% per annum and is due in August 2006.
The note has a feature that allows the holder to convert the principle and any accrued interest into freely trading shares of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the SEC on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied.

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

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, he concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-KSB: 2005: $7,850.50; 2004: $21,440.00.

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

                                       RMD Technologies, Inc.


Dated: October 19, 2005                By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


         Signature                    Title             Date

/s/ Patrick A. Galliher     President/Treasurer            October 19, 2005
Patrick A. Galliher        (principal financial and
                           accounting officer)/Director

/s/ Suzanne E. Galliher    Vice President/Secretary/       October 159 2005
Suzanne E. Galliher        Director

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

See Accompanying Notes to Financial Statements

                                RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             May 31,
                                                        2005           2004
Operating Activities
  Net loss                                             $(113,827)    $ (79,847)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock issued for expenses                               15,000             0
  Allowance for bad debt                                     147             0
  Accrued interest                                        10,388         4,909
  Depreciation                                             9,664         6,001
  Changes in operating assets and liabilities:
  Change in accounts receivable                           21,361       (31,378)
  Change in inventory                                      3,063        (3,263)
  Change in escrow deposits                                    0        (2,000)
  Change in security deposits                               (911)            0
  Change in accounts payable                              31,430        56,823
      Net Cash Used in Operating Activities              (23,685)      (48,755)

Investing Activities
  Sale of equipment                                       12,000             0
  Purchase of equipment                                   (6,205)      (20,962)
      Net Cash Provided by (Used in)
      Investing Activities                                 5,795       (20,962)

Financing Activities
  Proceeds from notes payable                             35,000             0
  Proceeds from loans from related individuals             9,435       134,421
  Payments made on capital leases                         (8,501)            0
  Payments made on loans from related individuals        (24,572)      (64,089)
       Net Cash Provided by Financing Activities          11,362        70,332

Increase (Decrease) in Cash                               (6,528)          615

Cash at Beginning of Year                                  4,398         3,783

Cash at End of Year                                       (2,130)        4,398

Interest Paid                                              7,012            70

Taxes Paid                                                     0             0

Schedule of non-cash financing and investing activities:
Purchase of equipment through capital leases              36,764             0

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

NOTE 5  CAPITAL LEASES

During the year, the Company purchased two assets and financed the purchases through the use of capital leases. The gross amount of assets recorded under these leases is $36,765.

The following is a schedule by year of future gross minimum rental payments for all capital leases with terms greater than one year as of May 31, 2005:

                                  Gross Payment     Interest     Principal

Fiscal year ending May 31,:

2006                               $  16,829        $  7,578     $  9,251
2007                                  16,829           4,492       12,337
2008                                   7,575             567        7,008
2009 and beyond                            0               0            0

Total                                 41,233          12,637       28,596

NOTE 6  RECLASSIFICATIONS

Certain items for the year ended May 31, 2004 have been reclassified to conform to the presentation for 2005.

NOTE 7  CHANGE IN ACCOUNTING PRINCIPLE

During the year, the Company determined that certain costs associated with sales and recycling revenues should be classified as "Costs of Revenues" for financial statement presentation purposes. These costs were previously classified as "selling, general, and administrative expenses." The change was made because the Company determined that these costs were now considered to be materially significant and separately determinable. The cumulative effect of this change in accounting principle on net income is nil, since it is merely a change in presentation and reclassification of previously reported expenses.

Further, the Company has restated its financial statements for the fiscal year ended May 31, 2004 to enhance comparability between presented periods in its financial statements. This restatement is done in accordance with APB 20 "Accounting Changes" which permits a special exemption allowing retroactive restatement when financial statements are presented in connection with registering securities. The Company is in the process of registering securities and has filed a Form 10-SB with the Securities and Exchange Commission to effect this registration.

NOTE 8  SUBSEQUENT EVENTS

In August 2005, an individual loaned the Company $25,000. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note also has a feature that allows the holder to convert the principle and any accrued interest into shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied.

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