Form 10QSB
period 2005-08-31
RMD Technologies, Inc.
filed 2005-10-27
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                            COMMISSION FILE NUMBER: 0-51109


                                RMD TECHNOLOGIES, INC.
               (Exact Name of Company as Specified in Its Charter)

              California                               72-1530833
   State or Other Jurisdiction of Incorporation     (I.R.S. Employer
            or Organization)                        Identification No.)

              308 West 5th Street, Holtville, California 92250
                  (Address of Principal Executive Offices)

                                   (760) 356-2039
                            (Company's Telephone Number)

      ______________________________________________________________
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                              Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X       No            .

     As of August 31, 2005, the Company had 15,002,300 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X   .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET AS OF AUGUST 31, 2005                       3

                  STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004          4

                  STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004          5

                  NOTES TO FINANCIAL STATEMENTS                             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

         ITEM 3.  CONTROLS AND PROCEDURES                                  15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        16

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      16

         ITEM 5.  OTHER INFORMATION                                        16

         ITEM 6.  EXHIBITS                                                 16

SIGNATURES                                                                 16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               RMD TECHNOLOGIES, INC.
                                    BALANCE SHEET
                                   AUGUST 31, 2005
                                     (Unaudited)

ASSETS

Current Assets
Cash                                                              $     412
Escrow deposit                                                        2,000
Accounts receivable                                                  16,573
Inventory                                                               200
  Total Current Assets                                               19,185

Furniture and equipment - net of accumulated
depreciation of $22,053                                              50,180

Other Assets
Security deposits                                                       911

  Total Assets                                                       70,276

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                                    142,444
Current portion - capital leases                                      8,918
Short term notes payable, net of $25,000 of unamortized debt
Discount                                                             36,320
Payable to related individuals                                       98,044
  Total Current Liabilities                                         285,726

Long Term Liabilities
Capital leases payable                                               17,374

  Total Liabilities                                                 303,100

Stockholders' Deficit
  Common stock, no par value, 100,000,000 shares authorized,
  15,002,300 shares issued and outstanding                           17,300
Additional paid-in capital                                           25,000
Accumulated deficit                                                (275,124)

Total Stockholders' Deficit                                        (232,824)

  Total Liabilities and Stockholders' Deficit                        70,276

                See Accompanying Notes to Financial Statements


                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                            August 31,
                                                      2005           2004

Revenues
  Sales                                               $   22,288    $   27,179
  Recycling                                               53,164        53,301
  Total Revenues                                          75,452        80,480

Cost of Revenues
Cost of sales                                             10,942         8,302
Cost of recycling revenues                                29,401        29,587
  Total Cost of Revenues                                  40,343        37,889

  Gross Profit                                            35,109        42,591

Selling, General, and Administrative expenses
  Depreciation                                             1,631         2,388
  Other selling, general, and administrative expenses     85,457        41,274
  Total Selling, General,
     and Administrative Expenses                          87,088        43,662

Total Loss From Operations                               (51,979)       (1,071)

Other Expenses
  Interest expense                                         3,159            --
  Other expense                                               --         1,984

Total Income (Loss)                                      (55,138)       (3,055)

Basic and Diluted Net Loss per
 Weighted Average Share                                    (.004)        (.020)

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share                          15,002,300       165,343


                   See Accompanying Notes to Financial Statements


                                RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   For the Three Months Ended
                                                            August 31,
                                                      2005           2004

Operating Activities
Net loss                                              $ (55,138)    $   (3,055)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation                                              1,631          1,378
Changes in operating assets and liabilities:
Change in accounts receivable                            (2,011)        20,031
Change in inventory                                          --           (836)
Change in accounts payable                               31,904          1,334
Change in accrued interest within notes payable             563             --
  Net Cash Provided by (Used in)
    Operating Activities                                (23,051)        18,852

Investing Activities
Sale of equipment                                            --          3,008
Purchase of equipment                                        --           (494)
  Net Cash Provided by Investing Activities                  --          2,514

Financing Activities
Proceeds from notes payable                              25,000             --
Proceeds from loans from related individuals              2,565             --
Payments made on capital leases                          (1,972)            --
Payments made on loans from related individuals              --         (9,909)
  Net Cash Provided by (Used in) Financing Activities    25,593         (9,909)

Increase in Cash                                          2,542         11,457

Cash at Beginning of Year                                (2,130)         4,398

Cash at End of Year                                         412         15,855

Interest paid                                             2,249             --

Taxes paid                                                   --             --

                    See Accompanying Notes to Financial Statements


                                  RMD TECHNOLOGIES, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RMD Technologies, Inc., a California corporation ("Company") have been prepared in accordance with Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements of the Company for the years ended May 31, 2005 and 2004 contained in its Form 10-KSB, as amended.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2  CONVERTIBLE PROMISSORY NOTE

In August 2005, an individual loaned the Company $25,000. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principle and any accrued interest into shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the SEC on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short-term notes payable of the accompanying balance sheet. This amount will be amortized as financing costs over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $75,452 for three months ended August 31, 2005 as compared to $80,480 for the three months ended August 31, 2004, a decrease of $5,028 or approximately 6%. For the three months ended August 31, 2005, cost of revenues totaled $40,343 compared to $37,889 in the same period of the prior year, an increase of $2,454 or approximately 6%. Overall, gross profit totaled $35,109 for the three months ended August 31, 2005 compared to $42,591 for the three months ended August 31, 2004, a decrease of $7,482 or approximately 18%. The Company's revenues primarily consisted of sales and recycling. Revenue from sales of refurbished and/or working equipment collected totaled $22,288 for the three months ended August 31, 2005 as compared with the same period in the prior year of $27,179, a decrease of $4,891 or approximately 18%. Revenue from recycling totaled $53,164 for the three months ended August 31, 2005 as compared to $53,301 for the three months ended August 31, 2004, a
nominal change.   Revenue from sales decreased compared to the prior
year as a result of slower sales demand for refurbished equipment collected. Revenue from recycling had a nominal change compared to the prior year primarily due to lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The Company believes that revenues from sales will begin to increase starting in the third quarter of the fiscal year. Although revenue from recycling nominally changed compared to the prior year, the Company believes with a refocused marketing strategy and better-developed infrastructure for recycling that revenues should increase to levels similar to the prior year in the next twelve months.

(b)  Selling, General and Administrative Expenses.

     Total selling, general and administrative expenses for the three months ended August 31, 2005 were $85,457 as compared to $41,274 for the three months ended August 31, 2004, an increase of $44,183 or approximately 107%. The overall increase in selling, general and administrative expense compared to prior year was primarily due to an increase in staffing by four personnel during the year.

(c)  Net Loss.

     The Company's net loss totals $55,138 for the three months ended August 31, 2005, as compared to a net loss of $3,055 for the three months ended August 31, 2004, an increased net loss of $52,083. This increased loss was due to the factors discussed above.

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

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new product and service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that the Company's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. The company intends to begin offering training services beginning in the third quarter of 2005. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

     Risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors and competitors' responses to its new service introductions.

(c)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. None of the Company's officers and directors currently has an employment or non-competition agreement with the Company. Therefore, there can be no assurance that these individuals will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

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

Operating Activities.

     The net cash used in operating activities was $23,051 for the three months ended August 31, 2005 compared to net cash provided in operating activities of $18,852 for the three months ended August 31, 2004, an increase in cash used by $41,903. The change in operating activities is attributable to an overall increase in employee staffing expenses.

Investing Activities.

     The net cash provided by investing activities was $25,593 for the three months ended August 31, 2005 compared to net cash used in investing activities of $9,909 for the three months ended August 31, 2004, an increase of $35,502. The change in investing activities is primarily due to new loans in the current year period.

Liquidity and Capital Resources.

     As of August 31, 2005, the Company had total current assets of $19,185 and total current liabilities of $285,629, resulting in net working capital deficit of $266,541. The Company had cash of $412 on that date.

     The Company's current cash balance and flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. Accordingly, the Company's implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Company estimates that it will need to raise up to $1,000,000 over the next twelve months for such purposes.

     In August 2005, the Company borrowed $25,000 from an individual. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principle and any accrued interest into freely trading shares of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission ("SEC") on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

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

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Inflation.

     The impact of inflation on the Company's costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past three months, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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

Forward Looking Statements.

     This Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended August 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RMD Technologies, Inc.


Dated: October 25, 2005                By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: October 25, 2005                By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer
                                       (principal financial officer)

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

10.2 Promissory Note issued by the Company in favor of Patrick A. Galliher or Suzanne E. Galliher, dated November 17, 2002
       (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on January 7, 2005).

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

31.1   Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
       Galliher (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Arthur de Joya
       (filed herewith).

32 Section 1350 Certification of Patrick A. Galliher and Arthur de Joya (filed herewith).