Form 10QSB
period 2005-11-30
RMD Technologies, Inc.
filed 2006-01-17
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Exchange Act): Yes            No     X   .

     As of November 30, 2005, the Company had 15,002,300 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET AS OF NOVEMBER 30, 2005                    3

                  STATEMENTS OF OPERATIONS FOR
                  THE THREE AND SIX MONTHS ENDED
                  NOVEMBER 30, 2005 AND NOVEMBER 30, 2004                  4

                  STATEMENTS OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED
                  NOVEMBER 30, 2005 AND NOVEMBER 30,2004                   5

                  NOTES TO FINANCIAL STATEMENTS                            6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8

         ITEM 3.  CONTROLS AND PROCEDURES                                 15

PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                      16

          ITEM 2.  UNREGISTERED SALES OF EQUITY
                   SECURITIES AND USE OF PROCEEDS                         16

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        16

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    16

          ITEM 5.  OTHER INFORMATION                                      16

          ITEM 6.  EXHIBITS                                               16

SIGNATURES                                                                17


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              RMD TECHNOLOGIES, INC.
                                   BALANCE SHEET
                                NOVEMBER 30, 2005
                                    (Unaudited)

                                       ASSETS

Current Assets
Cash                                                                $     --
Escrow deposit                                                         2,000
Accounts receivable                                                    4,682
Inventory                                                                200
  Total Current Assets                                                 6,882

Furniture and equipment - net of accumulated
depreciation of $23,683                                               48,549

Other Assets
Security deposits                                                        911

  Total Assets                                                        56,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities                             167,098
Bank overdraft                                                           844
Current portion - capital leases                                       8,918
Short term notes payable, net of $18,750
  of unamortized debt discount                                        68,791
Payable to related individuals                                       101,436
  Total Current Liabilities                                          347,087

Long Term Liabilities
Capital leases payable                                                15,240
  Total Liabilities                                                  362,327

Stockholders' Deficit
Common stock, no par value
  100,000,000 shares authorized,
  15,002,300 shares issued and outstanding                            17,300
  Additional paid-in capital                                          25,000
  Accumulated deficit                                               (348,285)
Total Stockholders' Deficit                                         (305,985)

  Total Liabilities and Stockholders' Deficit                         56,342

                   See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                         For the Three Months Ended         For the Six Months Ended
                                                 November 30,                      November 30,
                                         2005                  2004         2005                2004
Revenues
  Sales                                  $   44,616            $   26,942   $   66,904         $   53,494
  Recycling                                   4,745                46,622       57,909             99,923
  Total Revenues                             49,361                73,564      124,813            153,417

Cost of Revenues
  Cost of sales                              21,066                22,005       32,008             30,307
  Cost of recycling revenues                 40,732                41,673       70,133             71,260
  Total Cost of Revenues                     61,798                63,678      102,141            101,567

  Gross Profit                              (12,437)                9,886       22,672             51,850

Selling, General, and
Administrative Expenses
  Depreciation                                1,630                 1,489        3,261              3,877
  Other selling, general, and
  administrative expenses                    44,889                50,018      132,745             91,292
  Total Selling, General,
     and Administrative Expenses             46,519                51,507      136,006             95,169

Total Loss From Operations                  (58,956)              (41,621)    (113,334)           (43,319)

Other Expenses
  Interest expense                           11,806                    --       14,965              1,357
  Other expense                                  --                    --           --                 --

Total Loss                                  (70,762)              (41,621)    (128,299)           (44,676)

Basic and Diluted Net Loss
 per Weighted Average Share                   (0.01)                (0.00)       (0.01)             (0.01)

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share             15,002,300            15,002,300   15,002,300         12,916,986



                            See Accompanying Notes to Financial Statements


                                         RMD TECHNOLOGIES, INC.
                                        STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                       For the Six Months Ended
                                                              November 30,
                                                          2005         2004

Operating Activities
Net loss                                                $ (128,299)  $ (44,676)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation                                                 3,261       3,877
Changes in operating assets and liabilities:
Change in accounts receivable                                9,880      30,342
Change in inventory                                             --        (758)
Change in deposits                                              --        (911)
Change in accounts payable and accrued liabilities          56,559      12,163
Change in bank overdraft                                    (1,286)         --
Change in accrued interest within notes payable              6,990          --
  Net Cash Provided by (Used in) Operating Activities      (52,895)         37

Investing Activities
Sale of equipment                                               --       5,264
Purchase of equipment                                           --          --
  Net Cash Provided by Investing Activities                     --       5,264

Financing Activities
Proceeds from stock issuance                                    --      15,000
Proceeds from notes payable                                 51,044          --
Proceeds from loans from related individuals                11,206          --
Payments made on capital leases                             (4,106)         --
Payments made on loans from related individuals             (5,249)    (18,259)
  Net Cash Provided by (Used in) Financing Activities       52,895      (3,259)

Increase in Cash                                                --       2,042

Cash at Beginning of Period                                     --       4,398

Cash at End of Period                                           --       6,440

Interest Paid                                                2,249          --

Taxes Paid                                                      --          --

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2  CONVERTIBLE PROMISSORY NOTE

In August 2005, an individual loaned the Company $25,000. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principle and any accrued interest into shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the SEC on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000, of which $18,750 has been reflected as unamortized debt discount and included in short-term notes payable on the accompanying balance sheet, and $6,250 has been expensed in interest expense for the six months ended November 30, 2005. This amount will be amortized as financing costs over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is an electronics waste collector and recycler dedicated to providing customers a solution to their electronics waste handling problems. The Company believes it offers customers a reliable, efficient cost effective means of complying with current and anticipated government regulations regarding the disposal of electronic waste.

     In June 2001, the Company began providing electronics collection and recycling services to corporate customers in Southern California. In April 2004, the Company began to expand its service area to include Northern California.

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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $49,361 and $124,813 for three and six months ended November 30, 2005 compared to $72,937 and $153,417 for the three and six months ended November 30, 2004, a decrease of $23,576 and $28,604 or approximately 32% and 17% respectively. For the three and six months ended November 30, 2005, cost of revenues totaled $61,798 and $102,141, compared to $63,678 and $101,567 for the three and six months ended November 30, 2004, changes of $(1,880) and $574 or approximately (3)% and 1%, respectively. Overall, gross profit (loss) totaled $(12,437) and $22,672 for three and six months ended November 30, 2005 compared to $9,259 and $51,850 for the three and six months ended November 30, 2004, a decrease of $21,696 and $29,178 or approximately 234% and 56%, respectively.

     The Company's revenues primarily consisted of sales and recycling. Revenue from sales of refurbished and/or working equipment collected totaled $44,616 and $66,904 for the three and six months ended November 30, 2005 compared to $26,315 and $53,494 for the three and six months ended November 30, 2004, increases of $18,301 and$13,410 or approximately 70% and 25%, respectively. Revenue from recycling totaled $4,745 and $57,909 for the three and six months ended November 30, 2005 compared to $46,622 and $99,923 for the three and six months ended November 30, 2004, decreases of $41,877 and
$42,014 or approximately 90% and 42%, respectively.   Revenue from
sales increased compared to the prior year as a result of higher sales demand for refurbished equipment collected. Revenue from recycling decreased compared to the prior year primarily due to lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The Company believes that revenues from sales will continue to increase in demand for the remaining fiscal year. The Company believes with a refocused marketing strategy and better-developed infrastructure for recycling that revenues should increase overall for recycling revenues to levels similar to the prior year in the next twelve months.

(b)  Selling, General and Administrative Expenses.

     Total selling, general and administrative expenses for the three and six months ended November 30, 2005 were $44,889 and $132,745 compared to $50,018 and $91,292 for the three and six months ended November 30, 2004, changes of $(5,129) and $41,453 or approximately
(1)% and 45%, respectively. Although the overall change during the three months ended November 30, 2005 in selling, general and administrative expense was small compared to the prior year, consulting expenses decreased by approximately $63,000 compared to the prior year primarily due to non-recurring use of certain business consultants in the prior year. However, other selling, general and administrative expenses increased by approximately $82,000 primarily due to an increase in staffing by four personnel during the year.

(c)  Net Loss.

     The Company's net loss totals $70,762 and $128,299 for the three and six months ended November 30, 2005, compared to $41,621 and $44,676 for the three and six months ended November 30, 2004, increases of $29,141 and $83,623 or approximately 70% and 187%, respectively. This increased loss was due to the factors discussed above.

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

Operating Activities.

     The net cash used in operating activities was $52,895 for the six months ended November 30, 2005 compared to net cash provided in operating activities of $37 for the six months ended November 30, 2004, an increase in cash used by $52,858. The change in operating activities is attributable to an overall increase in net loss.

Financing Activities.

     The net cash provided by financing activities was $52,895 for the six months ended November 30, 2005 compared to net cash used in financing activities of $3,259 for the six months ended November 30, 2004, an increase of $56,154. The change in financing activities is primarily due to new loans in the current year period.

Liquidity and Capital Resources.

     As of November 30, 2005, the Company had total current assets of $6,882 and total current liabilities of $347,087, resulting in net working capital deficit of $340,205. The Company had no cash as of that date.

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

     The Company has continued to raise capital through borrowings from private individuals. In August 2005, the Company raised through borrowings $25,000. In August 2005, the Company borrowed $25,000 from an individual. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principle and any accrued interest into shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the SEC on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board) until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short-term notes payable of the accompanying balance sheet. This amount will be amortized as financing costs over the term of the note.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned service development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended November 30, 2005.

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

                                       RMD Technologies, Inc.


Dated: January 17, 2006                By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: January 17, 2006                By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer

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