Form 10KSB/A
period 2005-05-31
RMD Technologies, Inc.
filed 2006-03-01
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

     The Company, by this Form 10-KSB/A, amends the following: (a) removing a discussion regarding the convertibility of a $25,000 note under Liquidity and Capital Resources under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and placing it into Item 8B, Other Information, since this is a subsequent event; (b) Item 7, Financial Statements, to (i) add "Restated" at the top of each column on the Statements of Operations, (ii) to add a bank overdraft under Financing Activities on the Statements of Cash Flows,
(iii) amend Note 7 to reflect the correction of an error, and (iv) amend Note 8 to describe the beneficial conversion feature related to a $25,000 note, as well as it convertibility into restricted shares of common stock; (c) Item 8A, Controls and Procedures, to clearly indicate that the principal executive officer and principal financial officer are two persons; and (d) Item 13, Exhibits, to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-KSB for the year ended
May 31, 2005.  In addition, the remaining information in this amended
Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.


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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $279,930 for fiscal year ended May 31, 2005 as compared with the previous fiscal year of$272,207, an increase of $7,723 or approximately 3%. For fiscal year ended May 31, 2005, cost of revenues totaled $158,773 compared to $140,173 in the prior year, an increase of $18,600 or approximately 13%. Overall, gross profit totaled $121,157 for fiscal year ended May 31, 2005 compared to $132,034 in the prior year, a decrease of $10,877 or approximately 8%. The Company's revenues primarily consisted of sales and recycling. Revenue from sales of refurbished and/or working equipment collected totaled $115,078 for the fiscal year ended May 31, 2005 as compared with the previous fiscal year of $36,916, an increase of $78,162 or approximately 212%. Revenue from recycling totaled $164,852 for fiscal year ended May 31, 2005 as compared with the previous fiscal year of $232,291, a decrease of $67,439 or approximately 29%. Revenue from sales increased compared to the prior year as a result of implementing more rigorous process in sorting computer equipment collected, specifically certain computer components with resalable value which were overlooked in the prior year. Revenue from recycling decreased compared to the prior year although the price per pound of $0.29 has remained constant, primarily due to increased fuel costs, lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The Company believes that revenues from sales will continue to increase and stabilize to about a 1.5 to 1 ratio compared to revenues from recycling. Although revenue from recycling decreased compared to the prior year, the Company believes with a refocused marketing strategy and better-developed infrastructure for recycling that revenues should offset the anticipated increase in fuel cost and increase overall recycling revenues to levels similar to the prior year in the next twelve months.

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

     The Company has continued to raise capital through borrowings from private individuals. During the fiscal year ended May 31, 2005, the Company received loans totaling approximately $35,000 from various individuals, and approximately $128,000 from the president of the Company during the fiscal year ended May 31, 2004.

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

Material Commitments for Capital Expenditures.

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

Forward Looking Statements.

     This Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-SB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the Company's adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of the Company's services, operating losses and negative cash flow, and critical accounting policies.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (principal executive officer) and our chief financial officer (principal financial officer), to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 8B.  OTHER INFORMATION.

Subsequent Event.

     On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000. This amount will be amortized as financing costs over the term of the note.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RMD Technologies, Inc.


Dated: February 28, 2006               By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

         Signature                    Title                   Date

/s/ Patrick A. Galliher     President/Treasurer/Director    February 28, 2006
Patrick A. Galliher        (principal financial and
                           accounting officer)/Director

/s/ Suzanne E. Galliher    Vice President/Secretary/       February 28, 2006
Suzanne E. Galliher        Director

/s/ Arthur De Joya         Chief Financial Officer         February 28, 2006
Arthur De Joya


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


/s/  Smith and Company
Certified Public Accountants
Salt Lake City, Utah
September 9, 2005

                                  RMD TECHNOLOGIES, INC.
                                      BALANCE SHEETS

                                                       May 31,        May 31,
ASSETS                                                  2005           2004

Current Assets
  Cash                                                 $     --      $   4,398
  Escrow deposit                                          2,000          2,000
  Accounts receivable (net of allowance for
  Doubtful accounts of $147 ($0 in 2004)                 14,562         36,070
  Inventory                                                 200          3,263
  Total Current Assets                                   16,762         45,731

Furniture and equipment - net of accumulated
depreciation of $20,422 ($14,458 in 2004)                51,810         30,504

Other Assets
  Security deposits                                         911             --

   Total Assets                                          69,483         76,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                          2,130             --
  Accounts payable                                      110,539         79,109
  Current portion - capital leases                        8,918             --
  Short term notes payable                               35,757             --
  Payable to related individuals                         95,479        100,985
   Total Current Liabilities                            252,823        180,094

Long Term Liabilities
  Capital leases payable                                 19,346             --

   Total Liabilities                                    272,169        180,094

Stockholders' (Deficit)
  Common stock, no par value
  100,000,000 shares authorized,
  15,002,300 shares issued and outstanding               17,300          2,300
  Accumulated Deficit                                  (219,986)      (106,159)

   Total Stockholders' Deficit                         (202,686)      (103,859)

   Total Liabilities and Stockholders' Deficit           69,483         76,235

                      See Accompanying Notes to Financial Statements

                               RMD TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS
                                For the Years Ended

                                                                 May 31,
                                                            2005        2004
                                                        (Restated)   (Restated)

Revenues
  Sales                                                    $ 115,078  $ 39,916
  Recycling                                                  164,852   232,291
  Total Revenues                                             279,930   272,207

Cost of Revenues
  Cost of sales                                               29,474    12,767
  Cost of recycling revenues                                 129,299   127,406
  Total Cost of Revenues                                     158,773   140,173

  Gross Profit                                               121,157   132,034

Selling, General, and Administrative expenses
  Advertising                                                  1,147       790
  Consulting                                                   3,671    66,730
  Depreciation                                                 9,664     6,001
  Rent                                                            --    12,523
  Other selling, general, and  administrative expenses       203,105   120,858
  Total Selling, General, and Administrative Expenses        217,587   206,902

Loss From Operations                                         (96,430)  (74,868)

Other Expenses
  Interest expense                                            17,397     4,979
  Tax expense                                                     --        --

Net Loss                                                    (113,827)  (79,847)

Basic and diluted net loss per
 weighted average share                                         (.01)   (34.72)

Weighted average number of common
  shares used to compute loss
  per weighted average share                              15,002,300     2,300

                      See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CHANGES
                              IN STOCKHOLDERS' DEFICIT

                                                 Common Stock
                                                 No Par Value       Accumulated
                                             Shares        Amount     Deficit

Balances at May 31, 2003                     2,300          2,300     (26,312)

  Net loss                                                            (79,847)

Balances at May 31, 2004                     2,300        $ 2,300   $(106,159)

  Shares issued at $.001 for expenses   15,000,000         15,000          --

  Net loss                                                           (113,827)

Balances at May 31, 2005                15,002,300         17,300    (219,986)

                     See Accompanying Notes to Financial Statements

                                RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             May 31,
                                                        2005           2004
Operating Activities
  Net loss                                             $(113,827)    $ (79,847)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock issued for expenses                               15,000            --
  Allowance for bad debt                                     147            --
  Accrued interest                                        10,388         4,909
  Depreciation                                             9,664         6,001
  Changes in operating assets and liabilities:
  Change in accounts receivable                           21,361       (31,378)
  Change in inventory                                      3,063        (3,263)
  Change in escrow deposits                                   --        (2,000)
  Change in security deposits                               (911)           --
  Change in accounts payable                              31,430        56,823
      Net Cash Used in Operating Activities              (23,685)      (48,755)

Investing Activities
  Sale of equipment                                       12,000            --
  Purchase of equipment                                   (6,205)      (20,962)
      Net Cash Provided by (Used in)
      Investing Activities                                 5,795       (20,962)

Financing Activities
  Bank overdraft                                           2,130            --
  Proceeds from notes payable                             35,000            --
  Proceeds from loans from related individuals             9,435       134,421
  Payments made on capital leases                         (8,501)           --
  Payments made on loans from related individuals        (24,572)      (64,089)
       Net Cash Provided by Financing Activities          13,492        70,332

Increase (Decrease) in Cash                               (4,398)          615

Cash at Beginning of Year                                  4,398         3,783

Cash at End of Year                                           --         4,398

Interest Paid                                              7,012            70

Taxes Paid                                                    --            --

Schedule of non-cash financing and investing activities:
Purchase of equipment through capital leases              36,764            --

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

NOTE 4  NOTES AND CONTRACTS PAYABLE  TC \l2 "

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

NOTE 6  RECLASSIFICATION

Certain items for the year ended May 31, 2004 have been reclassified to conform to the presentation for 2005.

NOTE 7  RESTATEMENT OF STATEMENTS OF OPERATIONS

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

Further, the Company has restated its financial statements for the fiscal year ended May 31, 2004 to enhance comparability between presented periods in its financial statements. This restatement is done as a correction of an error that the statements of operations for the year ended May 31, 2005 and 2004, and has been appropriately as restated. The result of this restatement has no affect on the rest of the accompanying financial statements.

NOTE 8  SUBSEQUENT EVENTS

On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short-term notes payable of
the accompanying balance sheet.    This amount will be amortized as
financing costs over the term of the note.

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