Form 10QSB/A
period 2005-08-31
RMD Technologies, Inc.
filed 2006-03-02
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB/A

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

     The Company, by this Form 10-QSB/A, amends the following: (b) Part I,
Item 1, Financial Statements: (i) the basic and diluted loss per share on the Statements of Operations to "nil", and (ii) the weighted average number of shares outstanding for the three months ended August
31, 2005; (b) Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations: the discussion regarding the convertibility of a $25,000 note under Liquidity and Capital Resources under; (c) Part I, Item 3, Controls and Procedures: clearly indicate that the principal executive officer and principal financial officer are two persons; and (d) Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds: addition of a discussion of the issuance of the $25,000 convertible note; (e)
Part II, Item 5, Other Information: add two items as subsequent events; and (f) Part II, Item 6, Exhibits: include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended August 31, 2005. In addition, the remaining information in this amended Form 10-
QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.


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

                   See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                            August 31,
                                                      2005           2004

Revenues
  Sales                                               $   22,288    $   27,179
  Recycling                                               53,164        53,301
  Total Revenues                                          75,452        80,480

Cost of Revenues
Cost of sales                                             10,942         8,302
Cost of recycling revenues                                29,401        29,587
  Total Cost of Revenues                                  40,343        37,889

  Gross Profit                                            35,109        42,591

Selling, General, and Administrative expenses
  Depreciation                                             1,631         2,388
  Other selling, general, and administrative expenses     88,856        41,274
  Total Selling, General,
     and Administrative Expenses                          87,088        43,662

Total Loss From Operations                               (51,979)       (1,071)

Other Expenses
  Interest expense                                         3,159            --
  Other expense                                               --         1,984

Net Loss                                                 (57,537)       (3,055)

Basic and Diluted Net Loss per
 Weighted Average Share                                      nil           nil

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share                          15,002,300    11,089,256

                  See Accompanying Notes to Financial Statements

                                RMD TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                   For the Three Months Ended
                                                            August 31,
                                                      2005           2004

Operating Activities
Net loss                                              $ (57,537)    $   (3,055)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation                                              1,630         1,378
Changes in operating assets and liabilities:
Change in accounts receivable                            (2,011)        20,031
Change in inventory                                          --           (836)
Change in accounts payable                               34,404          1,334
Change in accrued interest within notes payable             563             --
  Net Cash Provided by (Used in)
    Operating Activities                                (23,051)        18,852

Investing Activities
Sale of equipment                                            --          3,008
Purchase of equipment                                        --           (494)
  Net Cash Provided by Investing Activities                  --          2,514

Financing Activities
Proceeds from notes payable                              25,000             --
Proceeds from loans from related individuals              2,565             --
Payments made on capital leases                          (1,972)            --
Payments made on loans from related individuals              --         (9,909)
  Net Cash Provided by (Used in) Financing Activities    25,593         (9,909)

Increase in Cash                                          2,542         11,457

Cash at Beginning of Year                                (2,130)         4,398

Cash at End of Year                                         412         15,855

Interest paid                                             2,249             --

Taxes paid                                                   --             --

                   See Accompanying Notes to Financial Statements

                               RMD TECHNOLOGIES, INC.
                        NOTES TO AUDITED FINANCIAL STATEMENTS
                                  AUGUST 31, 2005
                                    (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

(c)Key Personnel.

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

     The net cash provided by financing activities was $25,593 for the three months ended August 31, 2005 compared to net cash used in investing activities of $9,909 for the three months ended August 31, 2004, an increase of $35,502. The change in investing activities is primarily due to new loans in the current year period.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended on August 31, 2005, the Company made the following sales of unregistered (restricted) securities:

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

     No commissions were paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933. The transaction did not involve a public offering and the investor represented that she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended August 31, 2005.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On September 1, 2005, Arthur De Joya was appointed chief financial officer of the Company.

     (b) On February 10, 2006, the principal, and accrued interest of $844.41, on the convertible note referenced above was paid.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RMD Technologies, Inc.


Dated: February 28, 2006               By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher,
                                       President/Treasurer

Dated: February 28, 2006               By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer

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

10.12 Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated September 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on September 21, 2005).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
       Galliher (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Arthur de Joya
       (filed herewith).

32 Section 1350 Certification of Patrick A. Galliher and Arthur de Joya (filed herewith).