Form 10QSB
period 2006-02-28
RMD Technologies, Inc.
filed 2006-04-18
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

     As of February 28, 2006, the Company had 15,002,300 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET AS OF FEBRUARY 28, 2006                    3

                  STATEMENTS OF OPERATIONS FOR
                  THE THREE AND NINE MONTHS ENDED
                  FEBRUARY 28, 2006 AND FEBRUARY 28, 2005                  4

                  STATEMENTS OF CASH FLOWS FOR
                  THE NINE MONTHS ENDED
                  FEBRUARY 28, 2006 AND FEBRUARY 28, 2006                  5

                  NOTES TO FINANCIAL STATEMENTS                            6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

         ITEM 3.  CONTROLS AND PROCEDURES                                 16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                       17

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                          18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                     18

         ITEM 5.  OTHER INFORMATION                                       18

         ITEM 6.  EXHIBITS                                                18

SIGNATURES                                                                18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               RMD TECHNOLOGIES, INC.
                                   BALANCE SHEET
                                 FEBRUARY 28, 2006
                                    (Unaudited)

                                       ASSETS
Current Assets
  Cash                                                       $   68,888
  Escrow deposit                                                  2,000
  Accounts receivable                                             3,842
  Inventory                                                       1,071
   Total Current Assets                                          75,801

  Furniture and equipment - net of accumulated
  depreciation of $25,314                                        46,919

Other Assets
  Security deposits                                                 911

   Total Assets                                              $  123,631

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                   $  131,392
  Current portion - capital leases                                8,918
  Derivative liability related to convertible debenture         100,000
  Advance from La Jolla Cove Investors, Inc.                    150,000
  Note payable                                                    5,294
  Payable to related individuals                                121,160
   Total Current Liabilities                                    516,764

Long Term Liabilities
  Convertible debenture                                           8,220
  Capital leases payable                                          8,493
   Total Liabilities                                            533,477

Stockholders' Deficit
  Common stock, no par value
  100,000,000 shares authorized,
  15,002,300 shares issued and outstanding                       17,300
  Additional paid-in capital                                     25,000
  Accumulated deficit                                          (452,146)
   Total Stockholders' Deficit                                 (409,846)

   Total Liabilities and Stockholders' Deficit               $  123,631

               See Accompanying Notes to Financial Statements


                            RMD TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                For the Three Months Ended        For the Nine Months Ended
                                                       February 28,                     February 28,
                                                  2006               2005           2006              2005
Revenues
  Sales                                           $  23,371         $  24,638       $  90,275    $  78,132
  Recycling                                          21,669            36,851          79,578      136,774
   Total Revenues                                    45,040            61,489         169,853      214,906

Cost of Revenues
  Cost of sales                                      15,957            15,859          47,965       46,166
  Cost of recycling revenues                         59,969            26,049         130,102       97,309
   Total Cost of Revenues                            75,926            41,908         178,067      143,475

  Gross Profit                                      (30,886)           19,581          (8,214)      71,431

Selling, General, and Administrative expenses
  Depreciation                                        1,630             2,510           4,892        6,387
  Other selling, general, and
  administrative expenses                            60,102            37,162         192,848      128,454
   Total Selling, General,
    and Administrative Expenses                      61,732            39,672         197,740      134,841

Total Loss From Operations                          (92,618)          (20,091)       (205,954)     (63,410)

Other Expenses
  Interest expense                                  (11,241)          (10,725)        (26,206)     (12,082)
  Other expense                                          --                --              --           --

Total Loss                                        $(103,859)        $ (30,816)      $(232,160)   $ (75,492)

Basic and Diluted Net Loss per
 Weighted Average Share                           $   (0.01)        $   (0.00)     $    (0.02)   $   (0.01)

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share                     15,002,300        15,002,300      15,002,300   13,612,091


                        See Accompanying Notes to Financial Statements


                                    RMD TECHNOLOGIES, INC.
                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                    For the Nine Months Ended
                                                          February 28,
                                                       2006         2005

Operating Activities
  Net loss                                           $ (232,160)   $  (75,492)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Depreciation                                            4,892         6,387
  Accretion of principal related to
  convertible debenture                                   8,220            --
  Changes in operating assets and liabilities:
  Change in accounts receivable                          10,719        33,117
  Change in inventory                                      (871)          186
  Change in deposits                                         --          (911)
  Change in accounts payable and accrued liabilities     20,853        14,726
  Change in accrued interest within notes payable         6,990            --
   Net Cash Used in Operating Activities               (181,357)      (21,987)

Investing Activities
  Purchase of equipment                                      --          (881)
   Net Cash Used in Investing Activities                     --          (881)

Financing Activities
  Decrease in bank overdraft                             (2,130)           --
  Proceeds from stock issuance                               --        15,000
  Proceeds from notes payable                            13,228        30,187
  Proceeds from advance from
  La Jolla Cove Investors, Inc.                         150,000            --
  Proceeds from convertible debenture                   100,000            --
  Payments made on capital leases                       (10,853)      (13,527)
   Net Cash Provided by Financing Activities            250,245        31,660

Increase in Cash                                         68,888         8,792

Cash at Beginning of the Period                              --         4,398

Cash at End of the Period                            $   68,888    $   13,190

Interest paid                                        $    2,249    $       --

Taxes paid                                           $       --    $       --

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2  CONVERTIBLE DEBENTURE

On January 27, 2006, the Company entered into a Securities Purchase Agreement ("Agreement") with La Jolla Cove Investors, Inc. Under the Agreement, La Jolla Cove Investors, Inc. agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $100,000. The debenture matures January 27, 2009, bears interest at 7.75% per annum, and principal and interest are due at maturity. The number of shares into which this Debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, and the entire foregoing result divided by the Conversion Price (based on an Addendum to Convertible Debenture and Warrant to Purchase Common Stock Addendum to Debenture and Warrant, dated January 27, 2006). Under the Agreement, the Conversion Price is defined as the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to holder's election to convert.

In connection with the Agreement, the Company issued a warrant for 10,000,000 shares of common stock at an exercise price of $1.00 per share. La Jolla Cove Investors, Inc. is required to exercise a percentage of the warrant that is equal to the percentage of the debenture being converted. Under the Addendum, the exercise price of the warrant was changed to $1.09 per share; in addition, the warrant is to be exercised in an amount equal to 100 times the amount of the debenture. The warrant is exercisable for a period of three years from issuance.

The Company has determined the convertible debenture represents an embedded derivative due to the indeterminate number of shares that may be issued as part of the conversion feature of the host debt that would be required to be bifurcated from the underlying debt as derivative liability in accordance Statement of Financial Accounting Standards ("SFAS") No. 133. Additionally, the warrant related to the convertible debenture are considered tainted due to the indeterminate number of shares associated with the conversion feature of the host debt that would be accounted for as a derivative instrument ("warrant liability"). As a result, the entire principal balance of the convertible debenture has been allocated as a derivative liability with no amount allocated to warrant liability when initially recording this transaction. Both embedded derivative and warrant liability will be adjusted to the fair value of the underlying securities at the end of each period. The recorded fair values of both the derivative and warrant liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrant. The adjustment to fair value for both the derivative and warrant liability will result in either an unrealized gain or loss and recorded in the income statement as a component of Other Income (Expense). The estimated fair value of the warrant liability has been determined using Black-Scholes option pricing model using the following assumptions: exercise price of $1.09, stock price volatility of 1%, risk free interest rate of 3.5%; dividend yield of 0% and 3 year term. The estimated fair value of the derivative liability was determined by taking the total amount advanced from the host debt and determining the potential number of shares to be converted based upon the terms of the debt Agreement and arriving at an intrinsic value based upon the closing price of the underlying securities which was then allocated on a pro rata basis along with the estimated fair value of the warrant liability. The Company will accrete principal over the term of the convertible debenture since the entire principal balance of the convertible debenture has been allocated between the derivative and warrant liability. As of February 28, 2006, the Company has accreted principal of $8,220 with unaccreted principal of $91,780 and derivative liability of $100,000.

NOTE 3  ADVANCE FROM LA JOLLA COVE INVESTORS, INC.

On January 31, 2006, La Jolla Cove Investors, Inc. advanced the
Company $150,000 against future exercises of the warrant, as discussed in Note 2. The advance is unsecured, due on demand and bears no interest.

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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $45,040 and $169,853 for three and nine months ended February 28, 2006 as compared with the same period in the prior year of $61,489 and $214,906, a decrease of $(16,809) and $(45,053) or approximately (27%) and (21%), respectively. For the three and nine months ended February 28, 2006, cost of revenues totaled $75,926 and $178,067, compared to $41,908 and $143,475 in the same period of the prior year, an increase of $34,018 and $34,592 or approximately 81% and 24%, respectively. Overall, gross profit (loss) totaled $(30,886) and $(8,214) for three and nine months ended February 28, 2006 compared to $19,581 and $71,431 in the same period of the prior year, a decrease of $(50,467) and $(79,645) or approximately (258%) and (111%), respectively. The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

     Revenue from sales of refurbished and/or working equipment collected totaled $23,371 and $90,275 for the three and nine months ended February 28, 2006 as compared with the same period in the prior year of $24,638 and $78,132, a decrease of $(1,267) and an increase of $12,143 or approximately (5%) and 13%, respectively. Cost of sales related to revenue from sales totaled $15,957 and $47,965 for the three and nine months ended February 28, 2006 as compared with the same period in the prior year of $15,859 and $46,166, an increase of $98 and $1,799 or 1% and 4%, respectively. Overall, gross profit from sales of refurbished and/or working equipment collected totaled $7,414 and $42,310 for the three and nine months ended February 28, 2006 compared to $8,779 and $31,966, an increase (decrease) of $(1,365) and $10,344 or approximately (16%) and 32%, respectively. The overall decrease of $(1,365) in gross profit during the three months ended February 28, 2006 is primarily due to lower demand of refurbished equipment during December and January of 2006. The overall increase of $10,344 in gross profit during the nine months ended February 28, 2006 is considered marginal. The Company believes that overall revenues from sales will continue to increase in demand for the remaining fiscal year.

     Revenue from recycling totaled $21,669 and $79,578 for the three and nine months ended February 28, 2006 as compared with the same period in the prior year of $36,851 and $136,774, a decrease of $(15,182) and $(57,196) or approximately (42%) and (42%),
respectively.   Cost of sales related to revenue from recycling
totaled $59,969 and 130,102 for the three and nine months ended February 28, 2006 as compared with the same period in the prior year of $26,049 and $97,309, an increase of $33,920 and $32,793 or 130% and
34%, respectively. Overall, gross profit (loss) from recycling totaled $(38,300) and $(50,524) as compared with the same period in the prior year of $10,802 and $39,465, a decrease of $(49,102) and $(86,989) or approximately (455%) and (220%), respectively. The overall decrease for the three and nine months ended February 28, 2006 compared to the same periods of the prior year is primarily due to lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The Company believes with a refocused marketing strategy and better-developed infrastructure for recycling that revenues should increase overall for recycling revenues to levels similar to the prior year in the next twelve months.

(b)  Selling, General and Administrative Expenses.

     Total selling, general and administrative expenses for the three and nine months ended February 28, 2006 were $60,102 and $192,848 as compared with $37,162 and $128,454 for the same period in the prior year, an increase of $22,940 and $64,394 or approximately 62% and 50%, respectively. The overall increase during the three and nine months ended February 28, 2006 in selling, general and administrative expense compared to prior year, was primarily due to an increase in professional fees.

(c)  Net Loss.

     The Company's net loss totals $(103,859) and $(232,160) for the three and nine months ended February 28, 2006, as compared with the same period in the prior year of a net loss of $(30,816) and $(75,492), an increase net loss of $73,043 and $156,668. This increased loss was due to the factors discussed above.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     -Market acceptance of and changes in demand for its services;

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

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by new service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that the Company's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. The Company intends to begin offering training services beginning in the first of fiscal year 2007. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

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

Operating Activities.

     The net cash used in operating activities was $(181,357) for the nine months ended February 28, 2006 compared to net cash used in operating activities of $(21,987) for the nine months ended February
28, 2005, an increase in cash used by $159,370. The change in operating activities is attributable to an overall increase in net loss.

Liquidity and Capital Resources.

     As of February 28, 2006, the Company had total current assets of $75,801 and total current liabilities of $516,764, resulting in net working capital deficit of $440,963. At February 28, 2006, the Company's current assets consisted primarily of net accounts receivable totaling $3,842, an escrow deposit of $2,000, and cash of $68,666.

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

     On January 27, 2006, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (see Exhibit 4.1). Under this agreement, La Jolla Cove Investors, Inc. agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $100,000 (see Exhibit 4.2). The debenture matures January 27, 2009, bears interest at 7.75% per annum, and principal and interest are due at maturity. The number of shares into which the debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing divided by the Conversion Price (based on an Addendum to Convertible Debenture and Warrant to Purchase Common Stock Addendum to Debenture and Warrant, dated January 27, 2006). Under this agreement, the Conversion Price defined as the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to holder's election to convert.

     In conjunction with the debenture, the Company issued to La Jolla Cove Investors, Inc. a warrant, dated January 27, 2006, to purchase 10,000,000 shares of common stock of the company, exercisable at $1.00 per share (see Exhibit 4.3). Under the Addendum, the exercise price of the warrant was changed to $1.09 per share; in addition, the warrant is to be exercised in an amount equal to 100 times the amount of the debenture (see Exhibit 4.5). The warrants are exercisable for a period of three years from issuance.

     In connection with this agreement, the Company also granted to La Jolla Cove Investors, Inc. certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant (see Exhibit 4.4).

     The two principals of the Company, Patrick A. Galliher and Suzanne E. Galliher, issued a personal guaranty for the principal amount of the debenture (see Exhibit 4.6).

     On January 31, 2006, La Jolla Cove Investors, Inc. advanced the Company $150,000 against future exercises of the warrant, as discussed above. The advance is unsecured, due on demand and bears no interest.

     The net cash provided by financing activities was $250,245 for the nine months ended February 28, 2006 compared to net cash provided by financing activities of $31,660 for the nine months ended February 28, 2005, an increase of $218,585. The change in financing activities is primarily due to new loans in the current year period, including that from La Jolla Cove Investors, Inc.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Material Commitments for Capital Expenditures

     The Company does not have any material commitments for capital expenditures. However, the Company has entered into a non-binding offer to purchase the property currently housing our facilities. The acceptance of the offer has been delayed because the property is currently held in probate. If the offer is accepted, we intend to fund the purchase through a 20 year mortgage, the specifics of which will be determined as part of the closing process.

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

Forward Looking Statements.

     This Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the Company's adequacy of capital resources, need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended February 28, 2006.

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

                                       RMD Technologies, Inc.


Dated: April 14, 2006                  By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: April 14, 2006                  By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer

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

3.2     Bylaws, dated June 20, 2001 (incorporated by reference to
        Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1     Securities Purchase Agreement between the Company and La
        Jolla Cove Investors, Inc., dated January 27, 2006
        (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 6, 2006).

4.2 7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to
        Exhibit 4.2 of the Form 8-K filed on February 6, 2006).

4.3     Warrant to Purchase Common Stock issued to La Jolla Cove
        Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 6, 2006).

4.4     Registration Rights Agreement between the Company and La
        Jolla Cove Investors, Inc., dated January 27, 2006
        (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 6, 2006).

4.5     Addendum to Convertible Debenture and Warrant To Purchase
        Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 6, 2006).

4.6 Continuing Personal Guaranty issued by Patrick A. Galliher and Suzanne E. Galliher in favor of La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to
        Exhibit 4.6 of the Form 8-K filed on February 6, 2006).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

31.1    Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
        Galliher (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Arthur De Joya
        (filed herewith).

32 Section 1350 Certification of Patrick A. Galliher and Arthur De Joya (filed herewith).