Form 10KSB/A
period 2005-05-31
RMD Technologies, Inc.
filed 2006-05-24
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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

     The Company, by this Form 10-KSB/A, amends the following: (a) the discussion under the Revenues section under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and placing it into Item 8B, Other Information, since this is a subsequent event; (b) Item 7, Financial Statements, to (i) amend of the report of the independent registered public accounting firm to refer to the restatement note (Note 7), (ii) delete "Restated" at the top of the 2005 column on the Statements of Operations, (iii) to remove any reference to "immaterial" in the Notes to Financial Statements, and (iv) amend Note 8, Subsequent Events, to name the note holder; (c) Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act., revise the introductory paragraphs; and (d) Item 13, Exhibits, to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-KSB for the year ended May 31, 2005. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.


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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $279,930 for fiscal year ended May 31, 2005 compared to $272,207 for the fiscal year ended May 31, 2004, an increase of $7,723 or approximately 3%. For fiscal year ended May 31, 2005, cost of revenues totaled $158,773 compared to $140,173 in the prior year, an increase of $18,600 or approximately 13%. Overall, gross profit totaled $121,157 for the fiscal year ended May 31, 2005 compared to $132,034 in the prior year, a decrease of $10,877 or approximately 8%. The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

     Revenue from sales of refurbished and/or working equipment collected totaled $115,078 for the fiscal year ended May 31, 2005 compared to $39,916 for the prior year, an increase of $75,162 or approximately 188%. Cost of sales related to revenue from sales totaled $29,474 for the fiscal year ended May 31, 2005 compared to $12,767 for the prior year, an increase of $16,707 or approximately 131%. Overall, gross profit from sales of refurbished and/or working equipment collected totaled $85,604 for the fiscal year ended May 31, 2005 compared to $27,149 for the prior year, an increase of $58,455 or approximately 215%. The overall increase of $58,455 in gross profit during the fiscal year ended May 31, 2005 is primarily due to implementation of more rigorous process in sorting computer equipment collected, specifically certain computer components with resalable value which were overlooked in the prior year.

     Revenue from recycling totaled $164,852 for the fiscal year ended May 31, 2005 compared to $232,291 for the prior year, a decrease of $67,439 or approximately 29%. Cost of sales related to revenue from recycling totaled $129,299 for the fiscal year ended May 31, 2005 compared to $127,406 for the prior year, an increase of $1,893 or approximately 1%. Overall, gross loss from recycling totaled $35,553 compared to a gross profit for the prior year of $104,885, a decrease of $140,438 or approximately 134%. The overall decrease of gross profit which resulted in a gross loss for the fiscal year ended May 31, 2005 compared to the prior year is primarily due to increased fuel costs, lack of marketing and more focus on developing a more efficient infrastructure for recycling operations. The operations related to recycling involve Company trucks going to customer locations to pickup unwanted computer equipment. As a result, the Company's operating cost would be directly impacted by rising fuel costs.

(b)  Selling, General and Administrative Expenses.

     Total selling, general and administrative expenses for the fiscal year ended May 31, 2005 were $217,587 compared to $206,902 for the fiscal year ended May 31, 2004, an increase of $10,685 or approximately 5%. Although the overall increase in selling, general and administrative expense was small compared to the prior year, consulting expenses decreased by approximately $63,000 compared to prior year primarily due to non-recurring use of certain business consultants in the prior year. However, other selling, general and administrative expenses increased by approximately $82,000 primarily due to an increase in staffing by four personnel during the year.

(c)  Interest Expense.

     Interest expense for fiscal year ended May 31, 2005 totaled
$17,397 compared to $4,979 for the fiscal year ended May 31, 2004, an increase of $12,418 or approximately 250%. Increase in interest expense was a result of an increase in overall Company debts.

(d)  Net Loss.

     The Company's net loss totaled $113,827 for the fiscal year ended May 31, 2005 compared to a net loss of $79,847 for the fiscal year ended May 31, 2004, an increase net loss of $33,980 or approximately 43%. This increased loss was due to the factors discussed above.

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

     - Changes in governmental regulation; and

     -Reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

Operating Activities.

     The net cash used in operating activities was $23,685 for the year ended May 31, 2005 compared to net cash used in operating activities of $48,755 for the year ended May 31, 2004, a decrease of $25,070 or approximately 51%. The change in operating activities is attributable to an increase in accrued interest, a decrease in accounts receivable and an increase in accounts payable.

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

     The net cash provided by financing activities was $13,492 for the fiscal year ended May 31, 2005 compared to net cash provided by financing activities of $70,332 for the fiscal year ended May 31, 2004, a decrease of $56,840 or approximately 81%. The change in financing activities is primarily due to a decrease in loans from related individuals.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

(a)  Patrick A. Galliher, President/Treasurer/Director.

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

(b)  Suzanne E. Galliher, Vice President/Secretary/Director.

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

(c)  Arthur De Joya, Chief Financial Officer.

     Mr. De Joya, age 40, was appointed to his position on September 1, 2005. He has over 12 years of experience in both public and private accounting mainly working with publicly traded companies. Mr. De Joya's experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies. His experience in public accounting includes being partner-in-charge of the audit practice for L.L. Bradford & Company, LLC (the 8th largest accounting firm in the Las Vegas area) for approximately 5 years, ending in April 2003. From that date to August 2005, Mr. De Joya worked as an accountant under the name De Joya & Company; from August 2005 to the present, he has been a partner in De Joya Griffith & Company, LLC, an accounting firm. Prior to L.L. Bradford & Company, LLC, Mr. De Joya was employed with KPMG LLP working with many large publicly traded companies.

     Mr. De Joya received his B.S. and B.A. degrees from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada, and is a registered accountant with the Public Company Accounting Oversight Board. He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants. Mr. De Joya also serves as chief financial officer of GameZnFlix, Inc., another reporting company.

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

                                       RMD Technologies, Inc.


Dated: May 19, 2006                    By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


         Signature                    Title                          Date

/s/ Patrick A. Galliher       President/Treasurer/Director        May 19, 2006
Patrick A. Galliher

/s/ Suzanne E. Galliher       Vice President/Secretary/Director   May 19, 2006
Suzanne E. Galliher

/s/ Arthur De Joya            Chief Financial Officer             May 19, 2006
Arthur De Joya

                            Smith & Company
     A Professional Corporation of Certified Public Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Officers and Directors
RMD Technologies, Inc.

We have audited the balance sheets of RMD Technologies, Inc. as of May 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMD Technologies, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, certain errors resulting in overstatements of general and administrative expenses and understatements of costs of goods sold the years ended May 31, 2005 and 2004 were discovered during the current year. Accordingly, the 2005 and 2004 statements of operations have been restated to correct the errors.

/s/  Smith and Company
Certified Public Accountants
Salt Lake City, Utah
September 9, 2005, except Note 7
which is dated February 20, 2006

      4764 South 900 East, Suite 1  Salt Lake City, Utah 84117-4977
          Telephone: (801) 281-4700  Facsimile: (801) 281-4701
                   E-mail: smithcocpa@earthlink.net
Members: American Institute of Certified Public Accountants  Utah Association
                  of Certified Public Accountants


                           RMD TECHNOLOGIES, INC.
                              BALANCE SHEETS

                                 ASSETS

                                                    May 31,          May 31,
                                                     2005             2004

Current Assets
Cash                                                $      --       $    4,398
Escrow deposit                                          2,000            2,000
Accounts receivable (net of allowance for
Doubtful accounts of $147 ($0 in 2004)                 14,562           36,070
Inventory                                                 200            3,263
  Total Current Assets                                 16,762           45,731

Furniture and equipment - net of accumulated
depreciation of $20,422 ($14,458 in 2004)              51,810           30,504

Other Assets
Security deposits                                         911               --
  Total Assets                                      $  69,483       $   76,235

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                                      $   2,130       $       --
Accounts payable                                      110,539           79,109
Current portion - capital leases                        8,918               --
Short term notes payable                               35,757               --
Payable to related individuals                         95,479          100,985
  Total Current Liabilities                           252,823          180,094

Long Term Liabilities
Capital leases payable                                 19,346               --

  Total Liabilities                                   272,169          180,094

Stockholders' (Deficit)
Common stock, no par value
100,000,000 shares authorized,
15,002,300 shares issued and outstanding               17,300            2,300
Accumulated Deficit                                  (219,986)        (106,159)

  Total Stockholders' Deficit                        (202,686)        (103,859)

   Total Liabilities and Stockholders' Deficit     $   69,483        $  76,235

                  See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                              May 31,
                                                          2005        2004
                                                                   (Restated)

Revenues
  Sales                                                   $ 115,078  $  39,916
  Recycling                                                 164,852    232,291
  Total Revenues                                            279,930    272,207

Cost of Revenues
  Cost of sales                                              29,474     12,767
  Cost of recycling revenues                                129,299    127,406
   Total Cost of Revenues                                   158,773    140,173

  Gross Profit                                              121,157    132,034

Selling, General, and   Administrative expenses
  Advertising                                                 1,147        790
  Consulting                                                  3,671     66,730
  Depreciation                                                9,664      6,001
  Rent                                                           --     12,523
  Other selling, general, and
  administrative expenses                                   203,105    120,858
  Total Selling, General,
     and Administrative Expenses                            217,587    206,902

Loss From Operations                                        (96,430)   (74,868)

Other Expenses
  Interest expense                                           17,397      4,979
  Tax expense                                                    --         --

Net Loss                                                  $(113,827) $ (79,847)

Basic and diluted net loss per
weighted average share                                    $    (.01) $  (34.72)

Weighted average number of common
  shares used to compute loss
  per weighted average share                             15,002,300      2,300

                 See Accompanying Notes to Financial Statements


                             RMD TECHNOLOGIES, INC.
                             STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' DEFICIT

                                         Common Stock
                                         No Par Value            Accumulated
                                      Shares       Amount          Deficit

Balances at May 31, 2003                2,300        2,300        (26,312)

  Net loss                                                        (79,847)

Balances at May 31, 2004                2,300     $  2,300     $ (106,159)

  Shares issued at $.001
  for expenses                     15,000,000       15,000              --

  Net loss                                                       (113,827)

Balances at May 31, 2005           15,002,300    $  17,300     $ (219,986)

                See Accompanying Notes to Financial Statements


                              RMD TECHNOLOGIES, INC.
                             STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                              May 31,
                                                          2005        2004

Operating Activities
  Net loss                                               $ (113,827) $ (79,847)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Stock issued for expenses                                  15,000         --
  Allowance for bad debt                                        147         --
  Accrued interest                                           10,388      4,909
  Depreciation                                                9,664      6,001
Changes in operating assets and liabilities:
  Change in accounts receivable                              21,361    (31,378)
  Change in inventory                                         3,063     (3,263)
  Change in escrow deposits                                      --     (2,000)
  Change in security deposits                                  (911)        --
  Change in accounts payable                                 31,430     56,823
   Net Cash Used in Operating Activities                    (23,685)   (48,755)

Investing Activities
  Sale of equipment                                          12,000         --
  Purchase of equipment                                      (6,205)   (20,962)
   Net Cash Provided by (Used in) Investing Activities        5,795    (20,962)

Financing Activities
  Bank overdraft                                              2,130         --
  Proceeds from notes payable                                35,000         --
  Proceeds from loans from related individuals                9,435    134,421
  Payments made on capital leases                            (8,501)        --
  Payments made on loans from related individuals           (24,572)   (64,089)
   Net Cash Provided by Financing Activities                 13,492     70,332

Increase (Decrease) in Cash                                  (4,398)       615

Cash at Beginning of Year                                     4,398      3,783

Cash at End of Year                                      $       --   $  4,398

Interest paid                                            $    7,012   $     70
Taxes paid                                               $       --   $     --

Schedule of non-cash financing and investing activities:
Purchase of equipment through capital leases             $   36,764   $     --

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

NOTE 4  NOTES AND CONTRACTS PAYABLE

Notes and contracts payable as of May 31, 2005 are detailed as follows:

Payable to Banks,
Institutions & Other           Interest
Unrelated Entities               Rate        Current      Long-Term

Notes payable:
Individual Investor                8%        $10,250       $      0
Individual Investor              7.5%         20,500              0
Individual Investor              7.5%          5,007              0

Capital Leases:
Bering Lease                   42.47%          5,035         10,986
Bering Lease                   19.13%          3,883          8,360

                                             $44,675       $ 19,346

NOTE 5CAPITAL LEASES

During the year, the Company purchased two assets and financed the purchases through the use of capital leases. The gross amount of assets recorded under these leases is $36,765.

The following is a schedule by year of future gross minimum rental payments for all capital leases with terms greater than one year as of May 31, 2005:

                                Gross Payment     Interest     Principal

Fiscal year ending May 31,:
2006                            $  16,829         $   7,578    $   9,251
2007                               16,829             4,492       12,337
2008                                7,575               567        7,008
2009 and beyond                         0                 0            0

Total                           $  41,233         $  12,637    $  28,596

NOTE 6  RECLASSIFICATION

Certain items for the year ended May 31, 2004 have been reclassified to conform to the presentation for 2005.

NOTE 7  RESTATEMENT TO STATEMENTS OF OPERATIONS

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

NOTE 8  SUBSEQUENT EVENTS

In August 2005, the Company borrowed $25,000 from Ann Morrison. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this promissory note in the amount of $25,000. This amount will be amortized as financing costs over the term of the note.

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