Form 10KSB/A
period 2005-05-31
RMD Technologies, Inc.
filed 2006-06-16
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 4)

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


     The Company, by this Form 10-KSB/A, amends the following: (a) Part II,
Item 7, Financial Statements, to revise Note 7 to the financial statements to remove certain language from the first paragraph; and
(b) Item 13, Exhibits, to revised the Exhibit Index so that the numbers correspond to the filed exhibits, and to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-KSB for the year ended
May 31, 2005.  In addition, the remaining information in this amended
Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

                                       RMD Technologies, Inc.


Dated: June 14, 2006                   By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


         Signature                   Title                          Date

/s/ Patrick A. Galliher     President/Treasurer/Director        June 14, 2006
Patrick A. Galliher

/s/ Suzanne E. Galliher     Vice President/Secretary/Director   June 14, 2006
Suzanne E. Galliher

/s/ Arthur De Joya          Chief Financial Officer             June 14, 2006
Arthur De Joya


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

NOTE 7  RESTATEMENT TO STATEMENTS OF OPERATIONS

During the year, the Company determined that certain costs associated with sales and recycling revenues should be classified as "Costs of Revenues" for financial statement presentation purposes. These costs were previously classified as "selling, general, and administrative expenses." The cumulative effect of this change in accounting principle on net income is nil, since it is merely a change in presentation and reclassification of previously reported expenses.

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

10.12  Promissory Note issued by the Company in favor of Ann
       Morrison, dated August 24, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-SB/A filed on May 16, 2006).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
       Galliher (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Arthur De Joya
       (filed herewith).

32 Section 1350 Certification of Patrick A. Galliher and Arthur De Joya (filed herewith).