Form 10QSB/A
period 2006-02-28
RMD Technologies, Inc.
filed 2006-06-16
CIK 1312112

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

     The Company, by this Form 10-QSB/A, amends the following: (a) Part I,
Item 1, Financial Statements, to make certain revisions to Note 2; and
(b) Part II, Item 6, Exhibits, to revise the Exhibit Index so that the numbers correspond to the filed exhibits, and to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended February 28, 2006. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

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

The Company has determined the convertible debenture represents an embedded derivative due to the indeterminate number of shares that may be issued as part of the conversion feature of the host debt that would be required to be bifurcated from the underlying debt as derivative liability in accordance Statement of Financial Accounting Standards ("SFAS") No. 133. Additionally, the warrant related to the convertible debenture are considered tainted due to the indeterminate number of shares associated with the conversion feature of the host debt that would be accounted for as a derivative instrument ("warrant liability"). As a result, the entire principal balance of the convertible debenture has been allocated as a derivative liability with no amount allocated to warrant liability when initially recording this transaction. Both embedded derivative and warrant liability will be adjusted to the fair value of the underlying securities at the end of each period. The recorded fair values of both the derivative and warrant liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrant. The adjustment to fair value for both the derivative and warrant liability will result in either an unrealized gain or loss and recorded in the income statement as a component of Other Income (Expense). The estimated fair value of the warrant liability has been determined using Black-Scholes option pricing model using the following assumptions: exercise price of $1.09, stock price volatility of 1%, risk free interest rate of 3.5%; dividend yield of 0% and 3 year term. The estimated fair value of the derivative liability was determined by taking the total amount advanced from the host debt and determining the potential number of shares to be converted based upon the terms of the debt Agreement and arriving at fair value based upon the closing price of the underlying securities which was then allocated on a pro rata basis along with the estimated fair value of the warrant liability. The Company will accrete principal over the term of the convertible debenture since the entire principal balance of the convertible debenture has been allocated between the derivative and warrant liability. As of February 28, 2006, the Company has accreted principal of $8,220 with unaccreted principal of $91,780 and derivative liability of $100,000.

In accordance with SFAS No. 133, the Company will revalue the related derivative and warrant liability based upon the fair value at the end of each reporting period. As of February 28, 2006, the Company has accreted principal of $8,220 with unaccreted principal of $91,780 and derivative liability of $100,000.

NOTE 3  ADVANCE FROM LA JOLLA COVE INVESTORS, INC.

On January 31, 2006, La Jolla Cove Investors, Inc. advanced the
Company $150,000 against future exercises of the warrant, as discussed in Note 2. The advance is unsecured, due on demand and bears no interest.

PART II - OTHER INFORMATION

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

                                       RMD Technologies, Inc.


Dated: June 14, 2006                   By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: June 14, 2006                   By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer


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

10.13 Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated September 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on September 21, 2005).

10.14 Amended and Restated Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated February 28, 2006 (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on May 11, 2006).

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