Form 10QSB/A
period 2006-02-28
RMD Technologies, Inc.
filed 2006-07-07
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 2)

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

     The Company, by this Form 10-QSB/A, amends the following: Part I, Item 1, Financial Statements, to make the following revisions: (a) addition of a "warrant liability related to convertible debenture" category on the Current Liabilities section of the Balance Sheet, and changes to other applicable numbers under Liabilities and Stockholders' Deficit section of the Balance Sheet; (b) addition of an "expense related to adjustment of derivative and warrant liability" category under the Other Expenses section of the Statements of Operations, and change in the total loss figures for the periods ended February 28, 2006; (c) addition of an "expense related to adjustment of derivative and warrant liability to fair value" category under the Operating
Activities section of the Statements of Cash Flows; and (d) changes to
Note 2 to the financial statements. By this Form 10-QSB/A, the Company also amends Part I, Item 2, Management's Discussion and
Analysis of Financial Condition and Results Of Operations, to take account of the changes made to the financial statements, as well as correcting a typographical error in the amount of cash as of February
28, 2006.  Finally, by this Form 10-QSB/A, the Company amends Part II,
Item 6, Exhibits, to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended February 28, 2006. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             RMD TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               FEBRUARY 28, 2006
                                  (Unaudited)

                                    ASSETS
Current Assets
  Cash                                                         $   68,888
  Escrow deposit                                                    2,000
  Accounts receivable                                               3,842
  Inventory                                                         1,071
   Total Current Assets                                            75,801

  Furniture and equipment - net of accumulated
  depreciation of $25,314                                          46,919

Other Assets
  Security deposits                                                   911

   Total Assets                                                $  123,631

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities                     $  131,392
  Current portion - capital leases                                  8,918
  Derivative liability related to convertible debenture           120,762
  Warranty liability related to convertible debenture              77,389
  Advance from La Jolla Cove Investors, Inc.                      150,000
  Note payable                                                      5,294
  Payable to related individuals                                  121,160
   Total Current Liabilities                                      614,915

Long Term Liabilities
  Convertible debenture                                             8,220
  Capital leases payable                                            8,493
   Total Liabilities                                              631,628

Stockholders' Deficit
  Common stock, no par value
    100,000,000 shares authorized,
    15,002,300 shares issued and outstanding                       17,300
  Additional paid-in capital                                       25,000
  Accumulated deficit                                            (550,297)
   Total Stockholders' Deficit                                   (507,997)

   Total Liabilities and Stockholders' Deficit                 $  123,631

                   See Accompanying Notes to Financial Statements


                                      RMD TECHNOLOGIES, INC.
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                            For the Three Months Ended     For the Nine Months Ended
                                                   February 28,                  February 28,
                                              2006               2005        2006             2005
Revenues
  Sales                                       $  23,371          $  24,638   $  90,275        $  78,132
  Recycling                                      21,669             36,851      79,578          136,774
  Total Revenues                                 45,040             61,489     169,853          214,906

Cost of Revenues
  Cost of sales                                  15,957             15,859      47,965           46,166
  Cost of recycling revenues                     59,969             26,049     130,102           97,309
   Total Cost of Revenues                        75,926             41,908     178,067          143,475

Gross Profit                                    (30,886)            19,581      (8,214)          71,431

Selling, General, and Administrative expenses
  Depreciation                                    1,630              2,510       4,892            6,387
  Other selling, general, and
   administrative expenses                       60,102             37,162     192,848          128,454
   Total Selling, General,
   and Administrative Expenses                   61,732             39,672     197,740          134,841

Total Loss From Operations                      (92,618)           (20,091)   (205,954)         (63,410)

Other Expenses
  Expense related to adjustment of
   derivative and warranty liability
   to fair value                                (98,151)                --     (98,151)              --
  Interest expense                              (11,241)           (10,725)    (26,206)         (12,082)
  Other expense                                      --                 --          --               --

Total Loss                                    $(202,010)         $ (30,816)  $(330,311)     $   (75,492)

Basic and Diluted Net Loss per
 Weighted Average Share                       $   (0.01)         $   (0.00)  $   (0.02)     $     (0.01)

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share                 15,002,300         15,002,300  15,002,300       13,612,091





                                        RMD TECHNOLOGIES, INC.
                                       STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                    For the Nine Months Ended
                                                          February 28,
                                                     2006              2005

Operating Activities
  Net loss                                            $ (330,311)    $ (75,492)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Depreciation                                             4,892         6,387
  Expense related to adjustment of derivative
   and warrant liability to fair value                    98,151            --
  Accretion of principal related
  to convertible debenture                                 8,220            --
Changes in operating assets and liabilities:
  Change in accounts receivable                           10,719        33,117
  Change in inventory                                       (871)          186
  Change in deposits                                          --          (911)
Change in accounts payable and accrued liabilities        20,853        14,726
Change in accrued interest within notes payable            6,990            --
   Net Cash Used in Operating Activities                (181,357)      (21,987)

Investing Activities
  Purchase of equipment                                       --          (881)
   Net Cash Used in Investing Activities                      --          (881)

Financing Activities
  Decrease in bank overdraft                              (2,130)           --
  Proceeds from stock issuance                                --        15,000
  Proceeds from notes payable                             13,228        30,187
  Proceeds from advance from La Jolla
  Cove Investors, Inc.                                   150,000            --
  Proceeds from convertible debenture                    100,000            --
  Payments made on capital leases                        (10,853)      (13,527)
   Net Cash Provided by Financing Activities             250,245        31,660

Increase in Cash                                          68,888         8,792

Cash at Beginning of the Period                               --         4,398

Cash at End of the Period                              $  68,888    $   13,190

Interest paid                                          $   2,249    $       --

Taxes paid                                             $      --    $       --

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

NOTE 2  CONVERTIBLE DEBENTURE

On January 27, 2006, the Company entered into a Securities Purchase Agreement ("Agreement") with La Jolla Cove Investors, Inc. Under the Agreement, La Jolla Cove Investors, Inc. agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $100,000. The debenture matures January 27, 2009, bears interest at 7.75% per annum, and principal and interest are due at maturity. The number of shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price (based on an Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated January 27, 2006). Under the Agreement, the conversion price is defined as the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to holder's election to convert.

In connection with the Agreement and the Addendum, the Company issued a warrant for 10,000,000 shares of common stock at an exercise price of $1.09 per share. The holder is required to exercise a percentage of the warrants that is equal to the percentage of the debenture being converted. The warrant is exercisable for a period of three years.

The Company has determined the convertible debenture contains a beneficial conversion feature. However, the beneficial conversion feature does not qualify for treatment under Emerging Issue Task Force No. 00-27 due to the indeterminate number of shares that may be issued as part of the conversion feature of the host debt that would be required to be accounted for as an embedded derivative in accordance Statement of Financial Accounting Standards ("SFAS") No. 133. Additionally, the warrant related to the convertible debenture is considered tainted due to the indeterminate number of shares associated with the conversion feature of the host debt that would be accounted for as a derivative instrument ("warrant liability"). As a result, the principal balance of the convertible debenture has been allocated between derivative and warrant liability in the amounts of $120,762 and $77,389, respectively. Both embedded derivative and warrant liability will be adjusted to the fair value of the underlying securities at the end of each period. The recorded fair values of both the derivative and warrant liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.
The adjustment to fair value for both the derivative and warrant liability will result in either an expense or income recorded in the income statement as a component of Other Income (Expense). The estimated fair value of the derivative and warrant liability has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 242%, risk free interest rate of 3.5%; dividend yield of 0% and 3 year term. The Company will accrete principal over the term of the convertible debenture since the entire principal balance of the convertible debenture has been allocated between the derivative and warrant liability.

In accordance with SFAS No. 133, the Company will revalue the related derivative and warrant liability based upon the fair value at the end of each reporting period. As of February 28, 2006, the Company has accreted principal of $8,220 with unaccreted principal of $91,780 and derivative and warrant liability of $120,762 and $77,389, respectively.

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

(c)  Net Loss.

     The Company's net loss totals $(202,010) and $(330,311) for the three and nine months ended February 28, 2006, as compared with the same period in the prior year of a net loss of $(30,816) and $(75,492), an increase net loss of $171,194 and $254,819, or approximately 555% and 337%, respectively. This increased loss was due to the factors discussed above.

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

Liquidity and Capital Resources.

     As of February 28, 2006, the Company had total current assets of $75,801 and total current liabilities of $614,915, resulting in net working capital deficit of $539,114. At February 28, 2006, the Company's current assets consisted primarily of net accounts receivable totaling $3,842, an escrow deposit of $2,000, and cash of $68,888.

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

                                       RMD Technologies, Inc.


Dated: July 6, 2006                    By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: July 6, 2006                    By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer

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