Form 10QSB/A
period 2006-02-28
RMD Technologies, Inc.
filed 2006-07-12
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 3)

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


     The Company, by this Form 10-QSB/A, amends the following: Part I, Item 1, Financial Statements, to make the following revisions: (a) addition of the wording "RESTATED" at the top of each financial statement; and
(b) addition of a new Note 4 to the financial statements ("Restated Financial Statements"). Also, by this Form 10-QSB/A, the Company amends Part II, Item 6, Exhibits, to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended February 28, 2006.
In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             RMD TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               FEBRUARY 28, 2006
                                  (RESTATED)
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


                                      RMD TECHNOLOGIES, INC.
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                            For the Three Months Ended     For the Nine Months Ended
                                                   February 28,                  February 28,
                                              2006               2005        2006             2005
                                           (RESTATED)                    (RESTATED)
Revenues
  Sales                                       $  23,371          $  24,638   $  90,275        $  78,132
  Recycling                                      21,669             36,851      79,578          136,774
  Total Revenues                                 45,040             61,489     169,853          214,906

Cost of Revenues
  Cost of sales                                  15,957             15,859      47,965           46,166
  Cost of recycling revenues                     59,969             26,049     130,102           97,309
   Total Cost of Revenues                        75,926             41,908     178,067          143,475

Gross Profit                                    (30,886)            19,581      (8,214)          71,431

Selling, General, and Administrative expenses
  Depreciation                                    1,630              2,510       4,892            6,387
  Other selling, general, and
   administrative expenses                       60,102             37,162     192,848          128,454
   Total Selling, General,
   and Administrative Expenses                   61,732             39,672     197,740          134,841

Total Loss From Operations                      (92,618)           (20,091)   (205,954)         (63,410)

Other Expenses
  Expense related to adjustment of
   derivative and warranty liability
   to fair value                                (98,151)                --     (98,151)              --
  Interest expense                              (11,241)           (10,725)    (26,206)         (12,082)
  Other expense                                      --                 --          --               --

Total Loss                                    $(202,010)         $ (30,816)  $(330,311)     $   (75,492)

Basic and Diluted Net Loss per
 Weighted Average Share                       $   (0.01)         $   (0.00)  $   (0.02)     $     (0.01)

Weighted Average Number of Common
  Shares Used to Compute Net Loss
  per Weighted Average Share                 15,002,300         15,002,300  15,002,300       13,612,091


                            See Accompanying Notes to Financial Statements


                                        RMD TECHNOLOGIES, INC.
                                       STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                    For the Nine Months Ended
                                                          February 28,
                                                     2006              2005
                                                  (RESTATED)
Operating Activities
  Net loss                                            $ (330,311)    $ (75,492)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Depreciation                                             4,892         6,387
  Expense related to adjustment of derivative
   and warrant liability to fair value                    98,151            --
  Accretion of principal related
  to convertible debenture                                 8,220            --
Changes in operating assets and liabilities:
  Change in accounts receivable                           10,719        33,117
  Change in inventory                                       (871)          186
  Change in deposits                                          --          (911)
Change in accounts payable and accrued liabilities        20,853        14,726
Change in accrued interest within notes payable            6,990            --
   Net Cash Used in Operating Activities                (181,357)      (21,987)

Investing Activities
  Purchase of equipment                                       --          (881)
   Net Cash Used in Investing Activities                      --          (881)

Financing Activities
  Decrease in bank overdraft                              (2,130)           --
  Proceeds from stock issuance                                --        15,000
  Proceeds from notes payable                             13,228        30,187
  Proceeds from advance from La Jolla
  Cove Investors, Inc.                                   150,000            --
  Proceeds from convertible debenture                    100,000            --
  Payments made on capital leases                        (10,853)      (13,527)
   Net Cash Provided by Financing Activities             250,245        31,660

Increase in Cash                                          68,888         8,792

Cash at Beginning of the Period                               --         4,398

Cash at End of the Period                              $  68,888    $   13,190

Interest paid                                          $   2,249    $       --

Taxes paid                                             $      --    $       --

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

NOTE 4  RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements as of February 28, 2006, management determined that the following corrections were necessary in connection with the convertible debenture and warrants issued to La Jolla Cove Investors, Inc.:

     (a) Revised the calculations for the conversion option using the Black-Scholes option pricing model using the following assumptions: stock price volatility of 242%; risk free interest rate of 3.5%; dividend yield of 0% and 3 year term which resulted in an embedded derivative liability of $120,762. Additionally, the disclosure was revised regarding the methodology of valuing the conversion option of the debt.

     (b) Revised the stock price volatility related to the Black-Scholes options pricing model for the warrants to 242%. The stock price volatility of 242% was determined based upon 6 similar publicly traded companies. As a result, the fair value of the warrants totaled $77,389.

     (c) Revised the allocation of the principal balance of the convertible debt resulting in $120,762 allocated towards the derivative liability and $77,389 towards the warrant liability.

Properly accounting of these items in the restated financial statements has the following effect:

                               Nine Months        Nine Months        Restated
                                  Ended             Ended            Increase
                                 February          February         (Decrease)
                                  28, 2006          28, 2006
                                                  (Restated)

Total Liabilities              $   533,477        $   631,628       $   98,151

Total Stockholders' Deficit       (409,846)          (507,997)         (98,151)

Total Loss from Operations        (205,954)          (205,954)              --

Total other income (expense)       (26,206)          (124,757)         (98,151)

Net loss                       $  (232,160)       $  (330,311)      $  (98,151)

Basic and diluted loss per
common share                   $     (0.02)       $     (0.02)      $       --

Basic and diluted loss per

                                Nine Months       Nine Months       RESTATED
                                  Ended             Ended           Increase
                               September 30,     September 30,     (Decrease)
                                    2005             2005
                                                  (RESTATED)

Revenues                       $   395,791       $   36,926        $  (358,865)

Cost of revenues                   282,556           14,593           (267,963)

Gross profit                       113,235           22,333            (90,902)

Operating expense                1,622,192          315,244         (1,306,948)

Loss from operations            (1,508,097)        (292,910)        (1,215,187)

Other income (expense)            (148,067)          (3,839)          (144,228)

Net loss                       $(1,657,024)      $ (296,750)       $(1,360,274)

Basic and diluted loss per
common share                   $     (0.05)      $    (0.01)       $     (0.04)


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

                                       RMD Technologies, Inc.


Dated: July 11, 2006                   By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: July 11, 2006                   By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer


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