Form 10QSB/A
period 2006-02-28
RMD Technologies, Inc.
filed 2006-07-13
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 4)

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

     The Company, by this Form 10-QSB/A, amends the following: Part I, Item 1, Financial Statements, to make the following changes: (a) the word "RESTATED" has been inserted at the top of the Statements of Operations (three and nine months ended February 28, 2006; (b) paragraph (c) of Note 4 has been amended; and (c) the charts at the end of Note 4 now cover both the three and nine months ended February
28, 2006 (with the restated numbers clearly marked). Also, by this Form 10-QSB/A, the Company amended Part II, Item 6, Exhibits, to include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended February 28, 2006. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

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

     (c) Since the amount of proceeds of the debenture was $100,000, then the Company was required to take a charge of $98,151 related to adjustment of debenture and warrant liability.

Properly accounting of these items in the restated financial statements has the following effect:

                                             Three        Three      Restated
                                             Months       Months     Increase
                                              Ended       Ended     (Decrease)
                                             February    February
                                             28, 2006    28, 2006
                                                        (Restated)

Total Loss from Operations                  $  (92,618)  $  (92,618)  $     --

Total Other Income (Expense)                   (11,241)    (109,392)   (98,151)

Net Loss                                    $ (103,859)  $ (202,010)  $(98,151)

Basic and Diluted Loss per
Common Share                                $    (0.01)  $    (0.01)  $     --

                                        Nine Months    Nine Months    Restated
                                            Ended         Ended       Increase
                                          February      February     (Decrease)
                                           28, 2006     28, 2006
                                                       (Restated)

Total Loss from Operations              $ (205,954)    $ (205,954)   $      --

Total Other Income (Expense)               (26,206)      (124,757)     (98,151)

Net Loss                                $ (232,160)    $ (330,311)   $ (98,151)

Basic and Diluted Loss per
Common Share                            $    (0.02)    $    (0.02)   $      --

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

                                       RMD Technologies, Inc.


Dated: July 12, 2006                   By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President


Dated: July 12, 2006                   By: /s/  Arthur De Joya
                                       Arthur De Joya,
                                       Chief Financial Officer


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