Form 10KSB
period 2006-05-31
RMD Technologies, Inc.
filed 2006-09-27
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2006

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 0-51109

                          RMD TECHNOLOGIES, INC.
           (Exact Name of Company as Specified in Its Charter)

                   California                            72-1530833
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                 or Organization)                     Identification No.)

         1597 Alamo Road, Holtville, California              92250
        (Address of Principal Executive Offices)          (Zip Code)

                   Company's telephone number:  (760) 356-2039

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

     Check whether the Company is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act [ ]. Indicate by check mark whether the Company is a shell company (as defined in Rule
12b-2 of the Exchange Act): Yes [   ]  No [X].

     The Company had revenues of $246,928 for the fiscal year ended on May 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 12, 2006: $0. As of September 12, 2006, the Company had 16,082,300 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .


                                  TABLE OF CONTENTS

PART I.                                                                 PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTY                                         19

ITEM 3.   LEGAL PROCEEDINGS                                               19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                 20

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   20

ITEM 7.   FINANCIAL STATEMENTS                                            27

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          27

ITEM 8A.  CONTROLS AND PROCEDURES                                         28

ITEM 8B   OTHER INFORMATION                                               29

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                               29

ITEM 10.  EXECUTIVE COMPENSATION                                          31

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS          31

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  32

ITEM 13.  EXHIBITS                                                        34

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          34

SIGNATURES                                                                36

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

     The Company plans the opening of a training facility as funding becomes available. The Company has estimated the cost of establishing this facility to be approximately $150,000. This training facility will provide revenue in two ways. First, the Company will be paid for the training provided to the participants. Imperial County, California's Workforce Investment Board ("WIB") administers programs for the Federal Workforce Investment Act. The purpose of these federal programs is to provide job training. These programs pay a fee of $5,000 per participant for a 4-month training program. The Company's application to the WIB should be completed in the fourth quarter of calendar 2005 and the Company's acceptance into the program is expected in the first quarter of calendar 2006. The Company's current Liability and Workman's Compensation Insurance is sufficient for these programs. No other financial requirements need to be met. Certification of instructors will only be required for any courses offered that will provide certification upon graduation. We currently have no plans to offer courses that provide certification. Secondly, the Company's proposed training curriculum will provide for a split between classroom instruction and hands-on training. The hands-on training time will be utilized testing, repairing and refurbishing collected equipment. This will provide a continuing labor pool of ten to fifteen persons at no cost to the Company. The refurbished equipment is intended to be sold as detailed above. The Company anticipates hiring two instructors and one additional administrative person in conjunction with opening the training facility. This is projected to provide revenue of approximately $300,000 per year, while also providing a continuous source of labor for testing and refurbishing collected equipment. Gross profit from this activity is expected to be approximately $75,000 per year.

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

     Landfill operators that "pull" the equipment from the waste stream have material that has no value for reuse and requires a large amount of labor to process. Additionally, experience shows that they expect to pay a reduced rate (versus other customers), and will not pay at better than net 90 days. These factors combine to make them a poor fit for the Company.

     The Company currently uses medium duty straight trucks for servicing customers. Experience and research has shown that this size truck is the most economical to operate for our typical load size. The Company's actual transportation costs are less than 10% of the billed amount. Medium duty straight trucks have the capacity to haul about half of what would be carried in a traditional tractor-trailer, at substantially lower cost. This size truck does not require a commercial drivers license, and registration and insurance are much less expensive. Future plans include the use of cardboard bins dropped off at the customer's location and retrieved at a later date.

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

     - Close proximity to Southern California's freeway system provides us the ability to service customers anywhere in Southern California using our own trucks during a normal business day. Interstate 8 is 4 miles from our facility and Hwy 115 is less than one half mile from our facility; Highway 111 connecting to Interstate 10 is 8 miles from our facility. San Diego is less than a two-hour drive and Los Angeles less than a three-hour drive. Northern California customers will be serviced by a collection facility that will aggregate the electronics for transport to the Imperial County facility.

(e)  Competitive Comparison.

     The electronics recycling industry is primarily comprised of East
Coast companies handling locally generated waste.  Southern
California's recycling community is limited to a few companies. IMS (Industrial Metal Salvage) has an electronics recycling division and is the Company's primary competition. This firm has a large facility and numerous personnel at their San Diego location. Due to the location of their facility and the costs of operation, the Company has the ability to undercut their pricing, while still generating a gross profit.

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

(f)  Sales Literature.

     Due to budget constraints, the Company's marketing has been limited. The Company has used telephone sales, direct mail, search engine advertising and e-mail campaigns. The experience of the Company shows that it can attain reasonably good results with all of the above methods; however, search engine advertising and email campaigns have been the most cost effective. The Company's plans include the addition of dedicated sales professionals to market our services to manufacturers of electronic devices.

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

Research and Development

     In March 2006, the Company began to research the viability of using the steel and plastics resulting from the electronics recycling activities for the production of consumer products made substantially from post consumer waste. To date, approximately $30,000 has been expended on determining the viability. The Company has explored the various products made from these material and has found that electric golf carts can be produced by a number of Asian companies from these materials. The Company plans to further explore the possibility of having products, possibly golf carts, manufactured from its reclaimed materials.

Compliance with Environmental Laws

     The State of California requires the Company to submit an annual report on the amount (weight) of CRT containing devices the Company has handled the previous year. This report is done online and takes approximately two minutes to complete. The Company uses the information from its billing software to determine the weight. The State of California has no other requirements at this time, and there no proposed laws that would affect the Company.

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

Risks Related to the Business.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

     The Company incurred a net loss of $113,827 for the fiscal year ended May 31, 2005, and a net loss of $357,047 for the fiscal year ended May 31, 2006. At May 31, 2006, the Company had an accumulated deficit of $577,033. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant levels of business. Any future success that the Company might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. Based on the current funding arrangement with La Jolla Cove Investors, Inc., the Company does not anticipate that it will require additional funds to continue operations for the next twelve months. In the event that the financing arrangement with La Jolla Cove is terminated or if the Company needs additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

(b) The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

     To manage anticipated growth, the Company must continue to implement and improve its operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with customers and other third parties. The Company's expansion could place a significant strain on its current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its services. The Company cannot guaranty that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company's failure to effectively manage growth could adversely affect its business and financial results.

(c) The Company Faces Competition in Its Market, Which Could Make It Difficult for the Company to Generate Income

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

(d)  No Assurance of Market Acceptance May Affect Ability to Sell
Services.

     There can be no assurance that any services successfully developed by the Company will ever achieve widespread market acceptance. The Company's services, if successfully developed, may compete with a number of services offered by other companies, as well as new services currently under development by such companies and others. The degree of market acceptance of any services developed by the Company will depend on a number of factors, including the establishment and demonstration of the efficacy of the services and their potential advantage over alternative methods. There can be no assurance that the marketplace in general will accept and utilize any services that have been, or may be, developed by the Company.

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

(e)  Technological and Market Changes May Affect the Business of the
Company.

     The markets in which the Company competes are characterized by new product and service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that the Company's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new services. The company intends to begin offering training services contingent upon receiving the funding required to open and staff the training facility. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

     Risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors and competitors' responses to its new service introductions.

(f) If Government Regulation of the Business Changes, the Company May Need to Change the Manner in Which It Conducts Business, or Incur
Greater Operating Expenses.

     The adoption or modification of laws or regulations relating to the Company's business could limit or otherwise adversely affect the manner in which it currently conducts its business. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause it to incur additional expenses or alter its business model.

     The manner in which legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition.

(g)  The Company's Success Is Largely Dependent on the Abilities of
Its Management.

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

(h) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company's officers and directors currently own common stock equal to approximately 75% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

(i) Any Required Expenditures as a Result of Indemnification Will Result in a Decrease of Income.

     The Company's bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of California law provide for such indemnification, as well as for a limitation of liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officers, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Risks Relating to the Financing Arrangement.

     (a) Adjustable Conversion Price Feature of Debentures May Require the Issuance of Greater Number of Shares, Which May Result in Dilution.

     In January 2006, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of an aggregate of $100,000 principal amount of convertible debenture, which is presently outstanding. The convertible debenture is due and payable, with 7.75% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 150% of the amount due under the debenture. In conjunction with the debenture, the Company issued to La Jolla Cove a warrant to purchase 10,000,000 shares of common stock of the Company. The warrant is exercisable for a period of three years from issuance.

     As of September 12, 2006, the Company had 16,032,300 shares of common stock issued and outstanding and convertible debentures outstanding totaling $100,000 that may be converted into an estimated 136,500,000 shares of common stock at an assumed price of $0.01 (there is currently no readily market for our stock), and outstanding warrants to purchase 10,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of the Company's common stock.

     The continuously adjustable conversion price feature of the convertible debentures could require the Company to issue a substantially greater number of shares, which will cause dilution to existing stockholders. Should the number of shares to be issued exceed the Company's authorized common stock of 100,000,000, then the Company would seek consent of stockholders to amend its articles of incorporation to increase this amount.

     The Company's obligation to issue shares upon conversion of the convertible debenture is essentially limitless. The following is an example of the amount of shares of common stock that are issuable, upon conversion of the convertible debenture (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, assuming a market price $0.01 (there is currently no readily market for our stock):

                              Effective        Number            % of
% Below         Price Per     Conversion     of Shares       Outstanding
Market            Share         Price         Issuable          Stock

25%             $0.0075         $0.006      182,333,333        92.40%
50%             $0.0050         $0.004      274,000,000        94.81%
75%             $0.0025         $0.002      549,000,000        97.34%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to the Company's existing stockholders.

(b) Conversion Price Feature of Debenture May Encourage Short Sales in the Company's Common Stock.

     La Jolla Cove is contractually required to exercise its warrants and convert its convertible debenture on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the convertible debentures results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. La Jolla Cove could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

     Under the Securities Purchase Agreement covering the debenture, La Jolla Cove has contractually agreed that so long as the debenture is outstanding neither that company nor its affiliates will at any time engage in any short sales with respect to the Company's common stock, or sell put options or similar instruments with respect to the Company's common stock.

(c) Issuance of Shares upon Conversion of Debenture and Warrant May Cause Substantial Dilution to Existing Stockholders.

    The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although La Jolla Cove may not convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause them to own more than 9.99% of the Company's outstanding common stock, this restriction does not prevent this entity from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, La Jolla Cove could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

(d) If the Company is Unable to Issue Shares of Common Stock upon Conversion of the Convertible Debenture for Any Reason, It Would be Required to Pay Certain Penalties.

     If the Company is unable to issue shares of common stock upon conversion of the convertible debenture as a result of its inability to increase its authorized shares of common stock or as a result of any other reason, it is required to:

     - Pay late payments to La Jolla Cove for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - In the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of La Jolla Cove, the Company must pay to La Jolla Cove a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by La Jolla Cove by 130%, together with accrued but unpaid interest thereon

     - If ten days after the date the Company is required to deliver common stock to La Jolla Cove pursuant to a conversion, La Jolla Cove purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by La Jolla Cove of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then the Company is required to pay in cash to La Jolla Cove the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that the Company is required to pay penalties to La Jolla Cove, the Company may be required to curtail or cease operations.

(e)  Repayment of Debenture, If Required, Would Deplete Available
Capital, or Could Result in Legal Action if Not Repaid.

     The Company anticipates that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the debenture. If the Company is required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company is unable to repay the debenture when required, the debenture holder could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Risks Relating to the Common Stock.

(a)  The Company's Common Stock Price May Be Volatile.

     Upon the commencement of trading, the trading price of the Company's common stock may fluctuate substantially. These factors include the following:

     - price and volume fluctuations in the overall stock market from time to time;

     - significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

     - changes in regulatory policies with respect to the business of the Company;

     - actual or anticipated changes in our earnings or fluctuations in our operating results;

     - general economic conditions and trends;

     - loss of a major funding source; or

     - departures of key personnel.

(b)  Absence Of Cash Dividends May Affect Investment Value Of the
Company's Common Stock.

     The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of our business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in-capital.

(c)  No Assurance Of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of the Company's Common Stock.

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

     The SEC has adopted Rule 15g-9 that established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been no public market for the common stock of the Company. As the Company has cleared comments on its Form 10-SB, it intends in the near future to have a market maker file an application on behalf of the Company with the Over the Counter Bulletin Board in order to make a market in the Company's common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) Failure to Remain Current in Reporting Requirements Could Result in Delisting from The Over The Counter Bulletin Board.

     Companies trading on the Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board. If the Company fails to remain current in its reporting requirements, it could be delisted from the Bulletin Board after the Company becomes eligible for quotation there.

     In addition, the National Association of Securities Dealers,
Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Bulletin Board issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

     As a result of these rules, the market liquidity for the Company's common stock in the future could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(e)  Failure to Maintain Market Makers May Affect Value of the
Company's Common Stock.

     If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers after becoming eligible for quotation on the Bulletin Board, the liquidity of the common stock could be impaired, not only in the number of shares of common stock that could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance that the Company will be able to maintain such market makers.

(f)  Shares Eligible For Future Sale May Result in Dilution to Other
Stockholders.

     All of the outstanding shares of common stock of the Company have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is currently located in a 9,000 square foot facility on 11 acres in Holtville, California. The Company entered into a one year lease, at $1,000 per month, on May 16, 2006 and moved from its prior facility at 308 West 5th Street, Holtville, California. The Company's facilities include approximately 2,000 square feet of office space and 7,000 square feet of warehouse space.

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

     As previously disclosed, the Company had intended to purchase its former facilities for $312,000, with $37,000 down and the balance financed by the owner at 9r% for 15 years; this amount was to include all back rent owed. The Company has now made the determination not to purchase this property. The Company is currently in negotiations with the owner of this property regarding the approximately $15,000 in back rent owed. Based on a substantial offset for improvements made to the facility by the Company, it expects to be able to settle this matter for less than that amount.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for the Company's common stock. In order to qualify for listing on the Over the Counter Bulletin Board, the Company must comply with the eligibility rules of the Bulletin Board (that is, all listed companies must be reporting companies), and accordingly the Company has filed and has cleared comments on its Form 10-SB registration statement.

Holders of Common Equity.

     As of September 12, 2006, there were 38 stockholders of record of the Company's common stock.

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

Equity Securities Sold Without Registration.

     All sales of unregistered (restricted) securities during the fiscal year ended on May 31, 2006 have been previously reported either in a Form 10-QSB or a Form 8-K.

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

Results of Operations.

(a)  Revenues.

     The Company had revenues totaling $246,928 for fiscal year ended May 31, 2006 compared to $279,930 for the fiscal year ended May 31, 2005, a decrease of $33,002 or approximately 12%. For fiscal year ended May 31, 2006, cost of revenues totaled $371,729 compared to $158,773 in the prior year, an increase of $212,956 or approximately 134%. Overall, gross loss totaled $124,801 for the fiscal year ended May 31, 2006 compared to $121,157 in the prior year, a decrease of $245,958. The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

     Revenue from sales of refurbished and/or working equipment collected totaled $107,101 for the fiscal year ended May 31, 2006 compared to $115,078 for the fiscal year ended May 31, 2005, a decrease of $7,977 or approximately 7%. Cost of sales related to revenue from sales totaled $98,810 for the fiscal year ended May 31, 2006 compared to $29,474 for the prior year, an increase of $69,336 or 235%. Overall, gross profit from sales of refurbished and/or working equipment collected totaled $8,291 for the fiscal year ended May 31, 2006 compared to $85,604 for the prior year, a decrease of $77,313 or approximately 90%. The overall decrease of $77,313 in gross profit during the fiscal year ended May 31, 2006 is primarily due to an overall decrease in pounds of material collected. Participation in California's SB-20/50 program requires the equipment to be "cancelled" or destroyed versus reused, which resulted in a much lower percentage of collected materials being refurbished for reuse. The Company believes this may potentially be a trend; however, the Company is unable to estimate the overall impact in the future. The Company is seeking other ways to increase its collections but no definitive plans or strategy has been developed

     Revenue from recycling totaled $139,827 for the fiscal year ended May 31, 2006 compared to $164,852 for the fiscal year ended May 31,
2005, a decrease of $25,025 or approximately 15%.   Cost of sales
related to revenue from recycling totaled $272,919 for the fiscal year ended May 31, 2006 as compared with $129,299 for the prior year, an increase of $143,620 or 111%. Overall, gross loss from recycling totaled $133,092 compared to $35,553 gross profit for the prior year, a decrease of $168,645 or approximately 474%. The overall decrease of gross profit which resulted in a gross loss for the fiscal year ended May 31, 2006 compared to the prior year is primarily due to a focus on refining the internal processes to increase efficiency, increased marketing and sales costs. Two positions were created for sales. Previous experience shows that the sales process takes up to six months, so the Company should begin seeing the effect of these additions in the quarter ending September 30, 2006. Fuel costs increases were also a factor as the operations related to recycling involve Company trucks going to customer locations to pickup unwanted computer equipment. As a result, the Company's operating cost was directly impacted by rising fuel costs.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the fiscal year ended May 31, 2006 were $181,228 compared to $207,923 for the fiscal year ended May 31, 2005, a decrease of $26,695 or approximately 12%. The overall decrease in selling, general and administrative expense compared to the prior was primarily due to a reduction in personnel to help to reduce ongoing operational expenses. The Company will continue to evaluate other aspects of its operations in order to determine other areas where it may reduce cost.

(c)  Interest Expense.

     Interest expense for fiscal year ended May 31, 2006 totaled
$37,038 compared to $17,397 for the fiscal year ended May 31, 2005, an increase of $19,641 or approximately 113%. Increase in interest expense was a result of an increase in overall Company debts.

(d)  Net Loss.

     The Company's net loss totals $357,047 for the fiscal year ended May 31, 2006 compared to $113,827 for the fiscal year ended May 31, 2005, an increase net loss of $243,220 or approximately 214%. This increased loss was due to the factors discussed above.

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

Operating Activities.

     The net cash used in operating activities was $283,754 for the year ended May 31, 2006 compared to $23,685 for the year ended May 31, 2005, an increase of $260,069 or approximately 1,098%. The increase in cash used in operating activities is attributable primarily to an increased net loss for the year ended May 31, 2006.

Investing Activities.

     The net cash provided by investing activities was $2,482 for the year ended May 31, 2006 compared to $5,795 for the year ended May 31, 2005, a decrease of $3,313 or approximately 57%. The change in investing activities is due to the sale of Company trucks in the prior year.

Liquidity and Capital Resources.

     As of May 31, 2005, the Company has total current assets of $16,762 and total current liabilities of $252,823, resulting in a working capital deficit of $236,061; as of that date the Company had no cash. As of May 31, 2006, the Company had total current assets of $12,057 and total current liabilities of $461,605, resulting in net working capital deficit of $449,548; as of that date, the Company had no cash.

     The Company has continued to raise capital through borrowings from private individuals. During the fiscal year ended May 31, 2006, the Company received loans and advances totaling approximately $100,000 and $150,000 from La Jolla Cove Investors, Inc., and approximately $43,000 from the president of the Company during the fiscal year ended May 31, 2006.

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

     On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company cleared all comments from the SEC on its Form 10-SB filing (which then made the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The principal and accrued interest of $844.41, on this note was paid on February 10, 2006.

     On January 27, 2006, the Company entered into a Securities
Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a convertible debenture in the amount of $100,000 (see Exhibit 4.1). This debenture bears interest at 7.75% per annum and is convertible into shares of the Company's common stock (see Exhibit 4.2). The number of shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to the holder's election to convert (once the Company's common stock commences trading).

     In conjunction with the debenture, the Company issued to La Jolla Cove a warrant, dated January 27, 2006, to purchase 10,000,000 shares of common stock of the Company, exercisable at $1.00 per share (see
Exhibit 4.3). Under an addendum to the warrant, the exercise price of the warrant was changed to $1.09 per share; in addition, the warrant is to be exercised in an amount equal to 100 times the amount of the debenture (see Exhibit 4.5).

     In connection with the Securities Purchase Agreement, the Company granted to La Jolla Cove certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant (see Exhibit 4.4).

     La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of August 31, 2006, La Jolla has not exercised or received any warrants related to the $150,000 advance.

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

Forward Looking Statements.

     This Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of Company services, operating losses and negative cash flow, and critical accounting policies.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended May 31, 2006 and for the year ended May 31, 2005 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on January 1, 2006, Smith & Company, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company's financial statements, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company. The decision to change principal accountants was approved by the Company's Audit Committee and subsequently approved by the Board of Directors.

     Smith & Company audited the Company's financial statements for the fiscal years ended May 31, 2005 and 2004. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal years ended May 31, 2005 and 2004, and the subsequent interim period preceding such change, there were no disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal years ended May 31, 2005 and 2004, and the subsequent interim period preceding such change

     (b) On January 1, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC, as successor to Smith & Company, as its independent registered public accounting firm to audit the Company's financial statements. During the fiscal years ended May 31, 2006 and 2005, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

     Based solely upon a review of Form 4's thereto furnished to the Company under Rule 16a-3(d) during the fiscal year ended May 31, 2006, and certain written representations from executive officers and directors, the Company is not aware of any required reports that have not been timely filed.

Code of Ethics.

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company; at a later time, such a code of ethics may be adopted by the board of directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 12, 2006 (16,082,300 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Ownership (1)     (2)

Common Stock      Patrick A. Galliher            9,002,300 (2)      55.98%
                  308 West 5th Street
                  Holtville, California  92250

Common Stock      Suzanne E. Galliher            3,000,000 (2)      18.65%
                  308 West 5th Street
                  Holtville, California  92250

Common Stock      John Fleming,                  3,000,000          18.65%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Shares of all directors and   12,002,300          74.63%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) For the fiscal year ended May 31, 2004, the Company received a loan from the president and vice president of the Company (husband and wife) with an original amount of about $150,000 ($20,000 in 2003) (see Exhibits 10.2 to 10.11). The loans were to finance operations of the Company. At May 31, 2004, the remaining balance due was $90,988. Loans from the president and vice president bear terms of 1% interest per month, with all principal and interest due on demand. In 2005, they loaned the Company an additional $8,500 and received payments of approximately $25,000. At May 31, 2006, the remaining balance due was $138,707 ($85,479 as of May 31, 2005). In 2004, the Company paid
$64,089 toward the principal of the loan due to the president and vice president.

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

     (c) On June 26, 2004, the Company issued restricted shares of common stock to the following individuals for services rendered to the
Company: (1) Pat Galliher: 9,000,000 shares; (2) Suzanne Galliher:
3,000,000 shares; and (3) John Fleming: 3,000,000 shares. Shares were to Mr. & Mrs. Galliher for consulting services provided in relation to setting up the business. Mr. Fleming provided consulting services to the Company on how best to seek outside funding and the procedure for taking the Company public. He billed the Company at his standard billing rate for this type of service and negotiated payment in the form of common stock. As part of the negotiation, Mr. Fleming accepted a valuation of $0.001 per share. This valuation was based, in part on the difficulty of reselling the shares in the near future. We felt the negotiation with Mr. Fleming was adequate to establish a fair market price for the Company's common shares and, therefore, used the same valuation in the transactions with Mr. and Mrs. Galliher. They billed the Company for their consulting services and, upon negotiation, accepted common stock with a negotiated valuation of $0.001 per share as payment for services rendered.

     (d) John Fleming, an affiliate of the Company, is also involved in another business in which he services as a director and officer (GameZnFlix, Inc.), which is also a reporting company trading on the Bulletin Board. As a result, certain potential conflicts of interest may arise between the Company and this stockholder.

     (e) On September 8, 2005, Mr. De Joya and the Company consummated a consulting services agreement covering his appointment as Chief Financial Officer. In his capacity, he will be an independent contractor for the Company. Under the terms of this agreement, he will be paid a total of $60,000 in the following manner:
(a) $2,000 to be paid in cash monthly; and (b) $36,000 to be paid in the form of the Company's common stock. The monthly fee will increase by 10% beginning on each anniversary date of this agreement. The $36,000 figure was based on the amount of work to be done by Mr. DeJoya. The number of shares to be issued in connection with this amount will be determined upon the date both Company and Mr. De Joya negotiate the number of shares.

     (f) On February 28, 2006, Mr. De Joya and the Company consummated an amended and restated consulting services agreement. Under this agreement, the payment provisions were amended so that the balance of the $36,000.00 is to be deferred until the end of the term of this agreement, rather than paid in Company common stock. The $36,000 is to accrue ratably on a monthly basis over the next twelve months from the effective date.

     (g) Mr. De Joya is also involved in another business in which he services as chief financial officer (GameZnFlix, Inc.), which is also a reporting company trading on the Bulletin Board. As a result, certain potential conflicts of interest may arise between the Company and Mr. De Joya.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties. The officers and directors of the Company are accountable to it and its stockholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Smith & Company ("Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2006: $15,000; 2005: $13,880.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: 2006: $3,000; 2005: $1,250.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

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

                                       RMD Technologies, Inc.


Dated: September 22, 2006              By: /s/  Patrick A. Galliher
                                       Patrick A. Galliher, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


         Signature                    Title                      Date

/s/ Patrick A. Galliher   President/Treasurer/Director      September 22, 2006
Patrick A. Galliher

/s/ Suzanne E. Galliher   Vice President/Secretary/Director September 22, 2006
Suzanne E. Galliher

/s/ Arthur De Joya        Chief Financial Officer           September 22, 2006
Arthur De Joya

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
RMD Technologies, Inc.

We have audited the balance sheets of RMD Technologies, Inc. as of May 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMD Technologies, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses since inception and has not yet obtained significant revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 9, 2006

    5296 South Commerce Drive, Suite 300, Salt Lake City, Utah  84107
          Telephone: (801) 281-4700   Facsimile: (801) 281-4701
Members: American Institute of Certified Public Accountants  Utah Association
                      of Certified Public Accountants


                             RMD TECHNOLOGIES, INC.
                                BALANCE SHEETS

                                                              May 31,
                                                         2006       2005
ASSETS
Current Assets
Cash                                                     $     --   $     --
Escrow deposit                                              2,000      2,000
Accounts receivable (net of allowance for
doubtful accounts of $0 and $147, respectively)             2,957     14,562
Inventory                                                      --        200
Prepaid expenses                                            7,100         --
  Total Current Assets                                     12,057     16,762

Furniture and equipment - net of accumulated
depreciation of $34,401 and $14,458, respectively)         35,349     51,810

Other Assets
Security deposits                                           5,911        911

  Total Assets                                           $ 53,317   $ 69,483

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                                           $  6,352   $  2,130
Accounts payable and accrued expenses                     142,244    110,539
Deferred revenue                                            9,600         --
Current portion - capital leases                           14,702      8,918
Advance from La Jolla Cove Investors, Inc.                150,000         --
Short term notes payable                                       --     35,757
Payable to related individuals                            138,707     95,479
  Total Current Liabilities                               461,605    252,823

Long Term Liabilities
Convertible debenture (net of unamortized debt
discount of $88,686)                                       11,314         --
Capital leases payable                                     11,131     19,346

  Total Liabilities                                       484,050    272,169

Stockholders' Deficit
Common stock, no par value
100,000,000 shares authorized,
15,002,300 shares issued and outstanding                   17,300     17,300
Additional paid-in capital - warrants                     100,000         --

Funds received for future issuance of 580,000
shares of common stock ($0.05 per share)                   29,000         --
Accumulated Deficit                                      (577,033)  (219,986)
  Total Stockholders' Deficit                            (430,733)  (202,686)

  Total Liabilities and Stockholders' Deficit           $  53,317  $  69,483

                    See Accompanying Notes to Financial Statements


                                  RMD TECHNOLOGIES, INC.
                                 STATEMENTS OF OPERATIONS

                                                    For the Years Ended May 31,
                                                      2006            2005

Revenues
Sales                                                 $ 107,101      $ 115,078
Recycling                                               139,827        164,852
  Total Revenues                                        246,928        279,930

Cost of Revenues
Cost of sales                                            98,810         29,474
Cost of recycling revenues                              272,919        129,299
  Total Cost of Revenues                                371,729        158,773

Gross Profit                                           (124,801)       121,157

Operating Expenses
Selling, general, and administrative expenses           181,229        207,923
Depreciation                                             13,979          9,664
  Total Selling, General, and Administrative Expenses   195,208        217,587

Loss From Operations                                   (320,009)       (96,430)

Other Expenses
Interest expense                                         37,038         17,397

Net Loss                                              $(357,047)     $(113,827)

Basic and diluted net loss per
weighted average share                                $    (.02)     $    (.01)

Weighted average number of common
shares used to compute loss
per weighted average share                           15,002,300     15,002,300

                 See Accompanying Notes to Financial Statements


                                 RMD TECHNOLOGIES, INC.
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       FOR THE YEARS ENDED MAY 31, 2006 AND 2005



                                     Common Stock         Additional                             Total
                                     No Par Value          Paid-in       Accumulated         Stockholders'
                                  Shares       Amount      Capital         Deficit             Deficit
Balances at May 31, 2004              2,300    $  2,300   $      --      $  (106,159)        $  (103,859)

Shares issued at $.001
for expenses                     15,000,000      15,000          --               --              15,000

Net loss                                 --          --          --         (113,827)           (113,827)

Balances at May 31, 2005         15,002,300      17,300          --         (219,986)           (202,686)

Funds received for future
Stock issuance                           --          --      29,000               --              29,000

Convertible debenture                    --          --     100,000               --             100,000

Net loss                                 --          --          --         (357,047)           (357,047)

Balances at May 31, 2006         15,002,300    $ 17,300   $ 129,000      $  (577,033)        $  (430,733)


                See Accompanying Notes to Financial Statements


                                  RMD TECHNOLOGIES, INC.
                                 STATEMENTS OF CASH FLOWS

                                                   For the Years Ended May 31,
                                                       2006           2005

Operating Activities
Net loss                                            $ (357,047)    $ (113,827)
Adjustments to reconcile net loss to
cash used in operating activities:
Stock issued for expenses                                   --         15,000
Allowance for bad debt                                      --            147
Accrued interest                                         6,990         10,388
Accretion of principal related to convertible
Debenture                                               11,314             --
Depreciation                                            13,979          9,664
Changes in operating assets and liabilities:
Change in accounts receivable                           11,605         21,361
Change in inventory                                        200          3,063
Change in prepaid expenses                              (7,100)            --
Change in security deposits                             (5,000)          (911)
Change in accounts payable                              31,705         31,430
Change in accounts payable                               9,600             --
Net Cash Used in Operating Activities                 (283,754)       (23,685)

Investing Activities
Proceeds from sale of equipment                          2,482         12,000
Purchase of equipment                                       --         (6,205)
Net Cash Provided by Investing Activities                2,482          5,795

Financing Activities
Bank overdraft                                           4,222          2,130
Proceeds from notes payable                             38,413         35,000
Proceeds from loans from related individuals                --          9,435
Proceeds from advances from La Jolla Cove
Investors, Inc.                                        150,000             --
Proceeds from convertible debenture                    100,000             --
Proceeds from funds received for future issuance of
580,000 shares of common stock                          29,000             --
Payments made on capital leases                         (7,616)        (8,501)
Payments made on loans                                 (32,747)       (24,572)
Net Cash Provided by Financing Activities              281,272         13,492

Net Change in Cash                                          --         (4,398)

Cash at Beginning of Year                                   --          4,398

Cash at End of Year                                  $      --      $      --

Interest Paid                                        $   5,397      $   7,012
Schedule of non-cash financing and
investing activities:
Purchase of equipment through capital leases         $      --      $  36,764

                   See Accompanying Notes to Financial Statements


                               RMD TECHNOLOGIES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED MAY 31, 2006 AND 2005

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

As of May 31, 2006, the Company had an accumulated deficit of $577,033. In addition, the Company had excess current liabilities over current assets of $449,548. The Company has a substantial need
for working capital.   These factors, among others, raise substantial
doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's ability to generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting. The Company is paid a rate per pound for removing electronic waste from its customers' facilities. The Company records revenue when recycling services, consisting of such waste removal, are rendered. The Company's experience in collecting revenues from the school districts and other agencies for which it provides services has been excellent, and management believes that the allowance for doubtful accounts in the amount of $0 as of May 31, 2006 and $147 at May 31, 2005 is adequate.

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

In fiscal year 2004, the Company began operating a new division, focusing on the retail sale of office supplies. Revenues related to this division for the fiscal year ended May 31, 2004 were $2,963 and gross profit was $2,769. In fiscal year 2005, the Company reassessed the target market of this activity and found that new competition in the area made it unprofitable to continue this division. As of May 31, 2005, the Company had almost completed closing this division. All personnel were reassigned other jobs and almost all existing inventory was absorbed internally. There were no disposition costs associated with the closure of this division. As of May 31, 2006, this division was closed and all inventory had been sold or disposed of.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company's cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur. The Company had no cash equivalents in 2006 or 2005.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method, based on estimated useful lives of 5 to 7 years for furniture and equipment. Repair and maintenance costs are charged to expense when incurred, while renewals and improvements that extend the useful lives of the equipment are capitalized as additions to the related assets. Depreciation expense for the fiscal years ended May 31, 2006 and 2005 was $13,979 and $9,664, respectively.

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

At May 31, 2006 a valuation allowance has been recorded to offset the deferred tax asset due to the uncertainty of the Company's ability to use the net operating loss carryovers that will expire between May 31, 2022 and 2025.

Fair Value of Financial Instruments

The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

Advertising Costs

Advertising costs (if any) are charged to expense in the period in which they are incurred and advertising communication costs the first time the advertising takes place. Advertising expenses for the period ended May 31, 2006 and 2005 were $10,916 and $1,147, respectively.

Other Selling, General, and Administrative Expenses

Other expenses consist of labor, transportation, facilities, insurance, professional fees, and travel. Costs directly associated with selling are allocated to cost of sales. Costs directly associated with recycling services are allocated to cost of recycling services and mainly consist of labor and truck expenses.

NOTE 2  ESCROW DEPOSITS

Escrow deposits consist of amounts paid towards a potential purchase of real property to be used by the Company.

NOTE 3  RELATED PARTY TRANSACTIONS

As of May 31, 2006 the Company has received various loans from the president and vice president of the Company (husband and wife). At May 31, 2006, the remaining balance due was $138,707 ($85,479 in 2005). Loans from the president and vice president bear terms of 1% interest per month, with all principal and interest due on demand. The Company makes payments on its loans as often as possible.

The Company also holds a note payable to the brother of the president with an original amount of $10,000 at May 31, 2006 and 2005. This is a demand note with no fixed payment terms, and it does not bear interest.

NOTE 4  ADVANCE FROM LA JOLLA COVE INVESTORS, INC.

On January 31, 2006, La Jolla Cove Investors, Inc. advanced the
Company $150,000 against future exercises of warrants as further discussed in Note 5. The advance is unsecured, due on demand and bears no interest.

NOTE 5  CONVERTIBLE DEBENTURE

On January 27, 2006, the Company entered into a Convertible Debenture Agreement ("Agreement"), with La Jolla Cove Investors, Inc. ("La Jolla") for total principal amount of $100,000 ("Debenture"). The Debenture matures January 27, 2009, bears interest at 7.75% per annum, and principal and interest are due at maturity. The Debenture is convertible into common stock of the Company based upon the following formula: Debenture to be converted is equal to the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the Conversion Price. Pursuant to the Agreement, the Conversion Price shall be equal to the lesser of (i) 80% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (ii) 80% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert. The Agreement contains a conversion limit that limits the ability of La Jolla to convert the Debenture to not exceed 9.99% of the Company's outstanding shares of common stock at any given time.

In connection with the Agreement, the Company issued warrants for 10,000,000 shares of common stock at an exercise price of $1.09 per share. The Holder is required to exercise a percentage of the warrants that is equal to the percentage of the Debenture being converted. The warrants are exercisable for a period of three years.

The Company has determined the convertible debenture contains a beneficial conversion feature and qualifies for treatment under Emerging Issues Task Force No. 00-27. The estimated fair value of the detachable warrants of $77,389 has been determined using Black-Scholes option pricing model using the following assumptions: stock price volatility of 242%, risk free interest rate of 3.5%; dividend yield of 0% and 3 year term. The face amount of the convertible debenture of $100,000 was proportionately allocated to the debenture and the warrants in the amount of $56,373 and $43,627, respectively. The convertible debenture's proportionate allocated value of $56,373 was then further allocated between the debenture and the beneficial conversion feature, and the entire remaining value of $56,373 was allocated to the beneficial conversion feature. The combined total value of the warrant and beneficial conversion feature of $100,000 has been accounted for as a debt discount that is being amortized and treated as interest expense over the term of the convertible debenture on a straight-line basis. For the year ended May 31, 2006, the Company amortized a total of $11,314.

NOTE 6  FUNDS RECEIVED FOR FUTURE ISSUANCE OF 580,000 SHARES OF COMMON
STOCK

During fiscal year 2006, the Company received a total of $29,000 from several individuals for the future issuance of 580,000 shares of common stock at $0.05 per share. The shares of common stock will be issued upon filing and effectiveness of a registration statement with the Securities and Exchange Commission.

NOTE 7  CAPITAL LEASES

The Company has several assets that the purchases have been financed through the use of capital leases. The gross amount of assets recorded under these leases is $39,468.

The following is a schedule by year of future gross minimum rental payments for all capital leases with terms greater than one year as of May 31, 2006:

                                  Gross Payment     Interest     Principal

Fiscal year ending May 31,:
2007                              $  19,190         $   4,810    $  14,380
2008                                 10,429             1,071        9,358
2009 and beyond                       2,414               319        2,095

Total                             $  32,033         $   6,200    $  25,833

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

3.2    Bylaws, dated June 20, 2001 (incorporated by reference to
       Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1     Securities Purchase Agreement between the Company and La
        Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by. Reference to Exhibit 4.1 of the Form 10=SB/A filed on March 1, 2006).

4.2     7 3/4% Convertible Debenture issued to La Jolla Cove Investors,
        Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 Of the Form 10-SB/A filed on March 1, 2006).

4.3     Warrant to Purchase Common Stock issued to La Jolla Cove
        Investors, Inc., dated January 27, 2006 (incorporated by reference to
        Exhibit 4.3 Of the Form 10-SB/A filed on March 1, 2006).

4.4     Registration Rights Agreement between the Company and La
        Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.4 Of the Form 10-SB/A filed on March 1, 2006).

4.5     Addendum to Convertible Debenture and Warrant To Purchase
        Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 Of the Form 10-SB/A filed on March 1, 2006).

4.6 Continuing Personal Guaranty issued by Patrick A. Galliher and Suzanne E. Galliher in favor of La Jolla Cove Investors,
        Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.6 Of the Form 10-SB/A filed on March 1, 2006).

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

10.13 Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated September 1, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-SB/A filed on March 1, 2006).

10.14 Amended and Restated Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc.
        and Arthur De Joya, on the other hand, dated February 28, 2006 (incorporated by reference to Exhibit 10.14 of the Form
        10-SB/A filed on May 16, 2006).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 10-SB/A filed on March 1, 2006).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Patrick A.
       Galliher (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Arthur De Joya
       (filed herewith).

32 Section 1350 Certification of Patrick A. Galliher and Arthur De Joya (filed herewith).