Form 10QSB
period 2006-08-31
RMD Technologies, Inc.
filed 2006-10-27
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-51109

                             RMD TECHNOLOGIES, INC.
               (Exact Name of Company as Specified in Its Charter)


                California                                 72-1530833
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


                  1597 Alamo Road, Holtville, California 92250
                    (Address of Principal Executive Offices)

                                 (760) 356-2039
                          (Company's Telephone Number)


              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|.

As of August 31, 2006, the Company had 15,002,300 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                             RMD TECHNOLOGIES, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of August 31, 2006 (unaudited)                    2

           Statements of Operations for the three months
           ended August 31, 2006 and 2005 (unaudited)                         3

           Statements of Cash Flows for the three months ended
           August 31, 2006 and 2005 (unaudited)                               4

           Notes to Financial Statements (unaudited)                          5

Item 2.    Management's Discussion and Analysis or Plan of Operations         7

Item 3.    Controls and Procedures                                           11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.    Defaults Upon Senior Securities                                   12

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 5.    Other Information                                                 12

Item 6.    Exhibits                                                          12

SIGNATURES

                             RMD TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                    August 31,
                                                                       2006
ASSETS                                                              ---------
   Current Assets
     Cash                                                           $      --
     Escrow deposit                                                     2,000
     Accounts receivable                                               18,408
     Inventory                                                             --
                                                                    ---------
         Total Current Assets                                          20,408

   Furniture and equipment - net of accumulated
     depreciation of $35,632                                           34,118
   Other Assets
     Security deposits                                                  5,911
                                                                    ---------

            Total Assets                                            $  60,437
                                                                    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities
       Bank overdraft                                               $  10,312
       Accounts payable and accrued liabilities                       208,484
       Deferred revenue                                                 2,400
       Current portion-Capital leases                                  13,639
       Advance from La Jolla Cove Investors, Inc.                     150,000
       Note payable - shareholder                                     158,915
       Payable to related individuals                                 162,647
                                                                    ---------
            Total Current Liabilities                                 706,397

     Long Term Liabilities
       Convertible debenture (net of unamortized debt discount
         of $80,292)                                                   19,708
       Capital leases payable                                           8,547
                                                                    ---------
           Total Liabilities                                          734,652
                                                                    ---------

     Stockholders' Deficit
       Common stock, no par value
         100,000,000 shares authorized,
         15,002,300 shares issued and outstanding                      17,300
       Additional paid-in capital                                     100,000
       Funds received for future issuance of 1,079,400
         shares of common stock ($0.05 per share)                      53,970
       Accumulated deficit                                           (845,485)
                                                                    ---------
     Total Stockholders' Deficit                                     (674,215)
                                                                    ---------

            Total Liabilities and Stockholders' Deficit             $  60,437
                                                                    =========


                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the Three Months Ended
                                                        August, 31
                                                 2006               2005
                                             ------------       ------------
Revenues
     Sales                                   $      7,702       $     22,288
     Recycling                                     82,853             53,164
                                             ------------       ------------
         Total Revenues                            90,555             75,452

Cost of Revenues
   Cost of sales                                   33,327             10,942
   Cost of recycling revenues                     101,114             29,401
                                             ------------       ------------
       Total Cost of Revenues                     134,441             40,343

         Gross Profit                             (43,886)            35,109
                                             ------------       ------------

Selling, General, and
  Administrative expenses
     Depreciation                                   1,231              1,631
     Other selling, general, and
       administrative expenses                    212,762             85,457
                                             ------------       ------------
         Total Selling, General,
            and Administrative Expenses           213,993             87,088
                                             ------------       ------------

Total Loss From Operations                       (257,879)           (51,979)

Other Expenses
   Interest expense                               (10,573)            (3,159)
   Other expense                                       --                 --
                                             ------------       ------------

Total Income (Loss)                          $   (268,452)      $    (55,138)
                                             ============       ============

Basic and diluted net income (loss) per
    weighted average share                   $       (.02)      $       (.00)
                                             ============       ============

Weighted average number of common
     shares used to compute net (loss)
     per weighted average share                15,002,300         15,002,300
                                             ============       ============


                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                            August 31,
                                                                       2006            2005
                                                                    ---------       ---------
Operating Activities
   Net income (loss)                                                $(268,452)      $ (55,138)
   Adjustments to reconcile net (loss) to
     cash (used in)operating activities:
       Depreciation                                                     1,231           1,631
       Accrued interest                                                10,573
       Accretion of principal related to convertible debenture          8,394              --
   Changes in operating assets and liabilities:
       Change in accounts receivable                                  (15,451)         (2,011)
       Change in prepaid expenses                                       7,100              --
       Change in deferred revenue                                      (7,200)
       Change in accounts payable and accrued liabilities              66,239          32,467
                                                                    ---------       ---------
             Net Cash Used in Operating Activities                   (197,566)        (23,051)
                                                                    ---------       ---------

Investing Activities
   Purchase of equipment                                                   --              --
                                                                    ---------       ---------
             Net Cash Used in Investing Activities                         --              --
                                                                    ---------       ---------

Financing Activities
   Decrease in bank overdraft                                           3,960          (2,130)
   Proceeds from notes payable                                        158,915          25,000
   Proceeds from loans from related individuals                        13,367           2,565
   Proceeds from stock subscriptions                                   24,970              --
   Payments made on capital leases                                     (3,646)         (1,972)
                                                                    ---------       ---------
              Net Cash Provided by Financing Activities               197,566          23,463
                                                                    ---------       ---------

Increase (decrease) in cash                                                --             412
Cash at Beginning of the Period                                            --              --
                                                                    ---------       ---------

Cash at End of the Period                                           $      --       $     412
                                                                    =========       =========


Interest paid                                                       $      --       $   2,249
Taxes paid                                                          $      --       $      --


                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with RMD Technologies, Inc.'s (the "Company") annual financial statements for the years ended May 31, 2006 and 2005.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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

                             RMD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


NOTE 2 NOTE PAYABLE

In August 2006, a shareholder loaned the Company $158,915 with an annual interest rate at Wall Street prime plus 1%, unsecured and maturity of September 22, 2007.

NOTE 3 FUNDS RECEIVED FOR FUTURE ISSUANCE OF 1,079,400 SHARES OF COMMON STOCK

During the three months ended August 31, 2006, the Company received $24,970 for future issuance of 499,400 shares of common stock ($0.05 per share). At August 31, 2006, the Company had received a total of $53,970 for future issuance of 1,079,400 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

      o Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

      o Our ability to raise capital when needed and on acceptable terms and conditions;

      o     The intensity of competition; and

      o     General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

For the Three Months Ended August 31, 2006 compared to the Three Months Ended August 31, 2005.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $90,555 for the three months ended August 31, 2006 as compared with the previous period of $75,452, an increase of $15,103 or approximately 20%. For the three months ended August 31, 2006, cost of revenues totaled $134,441, compared to $40,343 in the prior period, an increase of $94,098 or approximately 233%. Overall, gross profit (loss) totaled $(43,886) for the three months ended August 31, 2006 compared to $35,109 in the prior period, a decrease of $(78,995). The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

Revenue from sales of refurbished and/or working equipment collected totaled $7,702 for the three months ended August 31, 2006 as compared with the prior period of $22,288, a decrease of $(14,586) or approximately (65%). Cost of sales related to revenue from sales totaled $33,327 for the three months ended August 31, 2006 as compared with the prior period of $10,942, an increase of $22,385 or 205%. Overall, gross profit (loss) from sales of refurbished and/or working equipment collected totaled $(25,625) for the three months ended August 31, 2006 compared to $11,346, a decrease of $36,971 or approximately 326%. The overall decrease of $36,971 in gross profit during the three months ended August 31, 2006 is primarily due to an overall decrease in pounds of material collected. Participation in California's SB-20/50 program requires the equipment to be "cancelled" or destroyed versus reused, which resulted in a much lower percentage of collected materials being refurbished for reuse. The Company believes this may potentially be a trend however, we are unable to estimate the overall impact in the future. The Company is seeking other ways to increase its collections but no definitive plans or strategy have been developed.

Revenue from recycling totaled $82,853 for the three months ended August 31, 2006 as compared with the prior period of $53,164, an increase of $29,689 or approximately 56%. Cost of sales related to revenue from recycling totaled $101,114 for the three months ended August 31, 2006 as compared with the prior period of $29,401, an increase of $71,713 or 244%. Overall, gross profit (loss) from recycling totaled $(18,261) as compared with the prior period of $23,763, a decrease of $(42,024) or approximately (177%). The overall decrease of gross profit which resulted in a gross (loss)for the three months ended August 31, 2006 compared to the prior period are primarily due to a focus on refining the internal processes to increase efficiency, increased marketing and sales costs. Two positions were created for sales. Previous experience shows that the sales process takes up to six to twelve months, so we should begin seeing the effect of these additions the third quarter of fiscal year 2007. Fuel costs increases were also a factor as the operations related to recycling involve Company trucks going to customer locations to pickup unwanted computer equipment. As a result, the Company's operating cost was directly impacted by rising fuel costs.

(b) Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended August 31, 2006 were $212,762 as compared with $85,457 for the prior period, an increase of $127,305 or approximately 149%. The overall increase in selling, general and administrative expense compared to the prior was primarily due to an increase in professional expenses primarily related to consulting fees paid to consultants to assist with the Company's operations.

(c) Interest Expense

Interest expense for three months ended August 31, 2006 totaled $10,573 compared to $3,159 for the three months ended August 31, 2005, an increase of $7,414 or approximately 235%. Increase in interest expense was a result of an increase in overall Company debts.

(d) Net Loss.

The Company's net loss totals $(268,452) for the three months ended August 31, 2006, as compared with the prior period's net loss of $(55,138), an increase net loss of $213,314 or approximately 387%. This increased loss was due to the factors discussed above.

Operating Activities.

The net cash used in operating activities was $197,566 for the three months ended August 31, 2006 compared to net cash used in operating activities of $23,051 for the three months ended August 31, 2005, an increase in cash used by $174,515 or approximately 757%. The change in operating activities is attributable to an increase in net loss to the Company.

Financing Activities.

The net cash provided by financing activities was $197,566 for the three months ended August 31, 2006 compared to net cash provided by investing activities of $23,463 for the three months ended August 31, 2005, an increase of $174,103 or approximately 742%. The change in financing activities is due to the proceeds from issuance of a note payable of $158,915 from a shareholder of the Company.

Liquidity and Capital Resources.

As of August 31, 2006, the Company has total current assets of $20,408 and total current liabilities of $706,397, resulting in a working capital deficit of $685,989; as of that date the Company had no cash balance.

The Company has continued to raise capital through borrowings from private individuals. During the three months ended August 31, 2006, the Company received a loan totaling approximately $159,000 from a shareholder of the Company.

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

On January 27, 2006, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a convertible debenture in the amount of $100,000. This debenture bears interest at 7% per annum and is convertible into shares of the Company's common stock. The number of shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to the holder's election to convert (once the Company's common stock commences trading).

In conjunction with the debenture, the Company issued to La Jolla Cove a warrant, dated January 27, 2006, to purchase 10,000,000 shares of common stock of the Company, exercisable at $1.00 per share. Under an addendum to the warrant, the exercise price of the warrant was changed to $1.09 per share; in addition, the warrant is to be exercised in an amount equal to 100 times the amount of the debenture.

In connection with the Securities Purchase Agreement, the Company granted to La Jolla Cove certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant.

La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of August 31, 2006, La Jolla has not exercised or received any warrants related to the $150,000 advance.

Item 3. Controls and Procedures

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

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed in Form 8-K filed on September 14, 2006.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RMD Technologies, Inc.

Dated: October 26, 2006                          By: /s/ Patrick A. Galliher
                                                     --------------------------
                                                 Patrick A. Galliher, President


Dated: October 26, 2006                          By: /s/ Arthur De Joya
                                                     --------------------------
                                                 Arthur De Joya,
                                                 Chief Financial Officer

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

            10.14 Amended and Restated Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated February 28, 2006 (incorporated by reference to Exhibit 10 of the Form 8- K/A filed on May 11, 2006).

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