Form 10QSB
period 2006-11-30
RMD Technologies, Inc.
filed 2007-02-16
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

______________ TO ______________

COMMISSION FILE NUMBER: 0-51109

RMD TECHNOLOGIES, INC.
(Exact Name of Company as Specified in Its Charter)

California	72-1530833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1597 Alamo Road, Holtville, California 92250
(Address of Principal Executive Offices)

(760) 356-2039
(Company's Telephone Number)

(Former Name, Former Address, and Former Fiscal Year, if Changed Since
Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

As of February 14, 2007, the Company had 16,860,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒.

 RMD TECHNOLOGIES, INC.
Index

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of November 30, 2006 (unaudited)	3

Statements of Operations
for the three and six months ended November 30, 2006 and 2005 (unaudited)	4

Statements of Cash Flows for the six months ended
November 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operations	8

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

RMD TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)

ASSETS	November 30, 2006
Current Assets
Cash	$--
Escrow deposit	2,000
Accounts receivable	3,083
Employee advance	7,314
Total Current Assets	12,397

Furniture and equipment - net of accumulated
depreciation of $36,862	32,888

Other Assets
Security deposits	5,911

Total Assets	$51,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$319,755
Bank overdraft	11,090
Current portion-Capital leases	18,825
Advance from La Jolla Cove Investors, Inc.	150,000
Note payable - shareholder	158,915
Payable to related individuals	165,442
Total Current Liabilities	824,027

Long Term Liabilities
Convertible debenture (net of unamortized debt discount
of $71,989)	28,011
Capital leases payable	1,561
Total Liabilities	853,599

Stockholders’ Deficit
Common stock, no par value
100,000,000 shares authorized,
15,002,300 shares issued and outstanding	17,300
Additional paid-in capital	100,000
Funds received for future issuance of 1,079,400
shares of common stock ($0.05 per share)	53,970
Accumulated deficit	(973,673)
Total Stockholders’ Deficit	(802,403)

Total Liabilities and Stockholders’ Deficit	$51,196

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2006	2005	2006	2005

Revenues
Sales	$(9,743)	$44,616	$(2,040)	$66,904
Recycling	33,288	4,745	116,141	57,909
Total Revenues	23,545	49,361	114,101	124,813

Cost of Revenues
Cost of sales	13,590	21,066	46,917	32,008
Cost of recycling revenues	20,717	40,732	121,831	70,133
Total Cost of Revenues	34,307	61,798	168,748	102,141

Gross Profit	(10,762)	(12,437)	(54,647)	22,672

Selling, General, and
Administrative expenses
Depreciation	1,231	1,630	2,461	3,261
Other selling, general, and
administrative expenses	105,401	44,889	318,163	132,745
Total Selling, General,
and Administrative Expenses	106,632	46,519	320,624	136,006

Total Loss From Operations	(117,394)	(58,956)	(375,271)	(113,334)

Other Expenses
Interest expense	10,795	11,806	21,368	14,965
Other expense	--	--	--	--

Total Income (Loss)	$(128,189)	$(70,762)	$(396,639)	$(128,299)

Basic and diluted net income (loss) per
weighted average share	$(.01)	$(.01)	$(.03)	$(.01)

Weighted average number of common
shares used to compute net (loss)
per weighted average share	15,002,300	15,002,300	15,002,300	15,002,300

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,
	2006	2005

Operating Activities
Net income (loss)	$(396,639)	$(128,299)
Adjustments to reconcile net (loss) to
cash (used in)operating activities:
Depreciation	2,461	3,261
Accretion of principal related to convertible debenture	16,697
Changes in operating assets and liabilities:
Change in accounts receivable	(126)	9,880
Change in employee advances	(7,314)	--
Change in prepaid expenses	7,100	--
Change in accounts payable and accrued liabilities	177,511	56,559
Change in deferred revenue	(9,600)	--
Change in accrued interest within notes payable	--	6,990
Net Cash Used in Operating Activities	(209,910)	(51,609)

Investing Activities
Purchase of equipment	--	--
Net Cash Used in Investing Activities	--	--

Financing Activities
Change in bank overdraft	4,738	(1,286)
Proceeds from stock issuance	--	--
Proceeds from notes payable	158,915	51,044
Proceeds from loans from related individuals	26,735	11,206
Proceeds from stock subscriptions	24,970	--
Payments made on capital leases	(5,448)	(4,106)
Payments made on loans from related individuals	--	(5,249)
Net Cash Provided by Financing Activities	209,910	51,609

Increase (decrease) in cash	--	--
Cash at Beginning of the Period	--	--

Cash at End of Year of the Period	$--	$--

Interest paid	$2,249	$--
Taxes paid	$--	$--

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with RMD Technologies, Inc.’s (the “Company”) annual financial statements for the years ended May 31, 2006 and 2005.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are the recurring and normal nature. Interim results are not necessarily indicative of results of operations for the full year.

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
NOTES TO AUDITED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Unaudited)

NOTE 2 NOTE PAYABLE

In August 2006, a shareholder loaned the Company $158,915 with an annual interest rate at Wall Street prime plus 1%, unsecured and maturity of September 22, 2007.

NOTE 3 FUNDS RECEIVED FOR FUTURE ISSUANCE OF 1,079,400 SHARES OF COMMON STOCK

During the six months ended November 30, 2006, the Company received $24,970 for future issuance of 499,400 shares of common stock ($0.05 per share). As November 30, 2006, the Company had received a total of $53,970 for future issuance of 1,079,400 shares of common stock.

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

For the Three Months Ended November 30, 2006 compared to the Three Months Ended November 30, 2005.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $23,545 for the three months ended November 30, 2006 as compared with the previous period of $49,361, a decrease of $25,816 or approximately 52%. For the three months ended November 30, 2006, cost of revenues totaled $34,307, compared to $61,798 in the prior period, a decrease of $27,491 or approximately 44%. Overall, gross profit (loss) totaled $(10,762) for the three months ended November 30, 2006 compared to $(12,437) in the prior period, a decrease of $1,675. The Company’s revenues and its related cost of sales primarily consisted of sales and recycling.

Revenue (loss) from sales of refurbished and/or working equipment collected totaled $(9,743) for the three months ended November 30, 2006 as compared with the prior period of $44,616, a decrease of $54,359 or approximately122%. Cost of sales related to revenue from sales totaled $13,590 for the three months ended November 30, 2006 as compared with the prior period of $21,066 a decrease of $7,476 or 35%. Overall, gross profit (loss) from sales of refurbished and/or working equipment collected totaled $(23,333) for the three months ended November 30, 2006 compared with the prior period of $23,555, a decrease of $46,883 or approximately 199%. The overall decrease of $46,883 in gross profit during the three months ended November 30, 2006 is primarily due to a curtailment of operations due to lack of funding.

Revenue from recycling totaled $33,288 for the three months ended November 30, 2006 as compared with the prior period of $4,745, an increase of $28,543 or approximately 602%. Cost of sales related to revenue from recycling totaled $20,717 for the three months ended November 30, 2006 as compared with the prior period of $40,732, a decrease of $20,015 or 49%. Overall, gross profit (loss) from recycling totaled $12,571 as compared with the prior period of $(35,987) an increase of $48,558 or approximately 119%. The overall increase of gross profit which resulted in a gross profit for the three months ended November 30, 2006 compared to the prior period are primarily due to a reduction in payroll expenses.

(b) Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended November 30, 2006 were $106,632 as compared with $46,519 for the prior period, an increase of $60,113 or approximately 129%. The overall increase in selling, general and administrative expense compared to the prior was primarily due to a reduction in payroll expenses.

(c) Interest Expense

Interest expense for three months ended November 30, 2006 totaled $10,795 compared to $11,806 for the three months ended November 30, 2005, a decrease of $1,011 or approximately 9%. Overall change is considered nominal.

(d) Net Loss.

The Company’s net loss totals $(128,189) for the three months ended November 30, 2006, as compared with the prior period’s net loss of $(70,762), an increase net loss of $57,427 or approximately 81%. This increased loss was due to the factors discussed above.

For the Six Months Ended November 30, 2006 compared to the Six Months Ended November 30, 2005.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $114,101 for the six months ended November 30, 2006 as compared with the previous period of $124,813, a decrease of $10,712 or approximately 9%. For the six months ended November 30, 2006, cost of revenues totaled $168,748, compared to $102,141 in the prior period, an increase of $66,607 or approximately 65%. Overall, gross profit (loss) totaled $(54,647) for the six months ended November 30, 2006 compared to $22,672 in the prior period, a decrease of $77,319. The Company’s revenues and its related cost of sales primarily consisted of sales and recycling.

Revenue from sales of refurbished and/or working equipment collected totaled $(2,040) for the six months ended November 30, 2006 as compared with the prior period of $66,904, a decrease of $68,944 or approximately 103%. Cost of sales related to revenue from sales totaled $46,917 for the six months ended November 30, 2006 as compared with the prior period of $32,008, an increase of $14,909 or 47%. Overall, gross profit (loss) from sales of refurbished and/or working equipment collected totaled $(48,957) for the six months ended November 30, 2006 compared to $34,896, a decrease of $83,853 or approximately 240%. The overall decrease of $83,853 in gross profit during the six months ended November 30, 2006 is primarily due to a curtailment of operations due to lack of funding.

Revenue from recycling totaled $116,141 for the six months ended November 30, 2006 as compared with the prior period of $57,909, an increase of $58,232 or approximately 101%. Cost of sales related to revenue from recycling totaled $121,831 for the six months ended November 30, 2006 as compared with the prior period of $70,133, an increase of $51,698 or 74%. Overall, gross profit (loss) from recycling totaled $(5,690) as compared with the prior period of $(12,224), a decrease of $6,534 in gross loss or approximately 53%. The overall decrease of gross loss which resulted in a gross (loss) for the six months ended November 30, 2006 compared to the prior period are primarily due to a curtailment of operations due to lack of funding.

(b) Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the six months ended November 30, 2006 were $320,624 as compared with $136,006 for the prior period, an increase of $184,618 or approximately 136%. The overall increase in selling, general and administrative expense compared to the prior was primarily due to a curtailment of operations due to lack of funding and a reduction in payroll expenses.

(c) Interest Expense

Interest expense for six months ended November 30, 2006 totaled $21,368 compared to $14,965 for the six months ended November 30, 2005, an increase of $6,403 or approximately 43%. Overall change is considered nominal.

(d) Net Loss.

The Company’s net loss totals $(396,639) for the three months ended November 30, 2006, as compared with the prior period’s net loss of $(128,299), an increase in net loss of $268,340 or approximately 209%. This increased loss was due to the factors discussed above.

Operating Activities.

The net cash used in operating activities was $(209,910) for the six months ended November 30, 2006 compared to net cash used in operating activities of $(51,609) for the six months ended November 30, 2005, an increase in cash used by $158,301 or approximately 307%. The change in operating activities is attributable to an increase in net loss to the Company.

Financing Activities.

The net cash provided by financing activities was $209,910 for the six months ended November 30, 2006 compared to net cash provided by investing activities of $51,609 for the six months ended November 30, 2005, an increase of $158,301 or approximately 307%. The change in financing activities is due to an increase in notes payable of $158,915.

Liquidity and Capital Resources.

As of November 30, 2006, the Company has total current assets of $12,397 and total current liabilities of $824,027, resulting in a working capital deficit of $(811,630); as of that date the Company had no cash balance.

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

On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short- term notes payable of the accompanying balance sheet. The principal and accrued interest of $844.41, on this note was paid on February 10, 2006.

On January 27, 2006, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of convertible debenture in the amount of $100,000. This debenture bears interest at 7% per annum and is convertible into shares of the Company's common stock. The number of shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to the holder's election to convert (once the Company's common stock commences trading).

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

La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of November 30, 2006, La Jolla has not exercised or received any warrants related to the $150,000 advance.

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

RMD Technologies, Inc.

Dated: February 16, 2007	By:	/s/ Patrick A. Galliher
Patrick A. Galliher, President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated May 17, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on January 7, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated June 21, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 7, 2005).

3.2	Bylaws, dated June 20, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 6, 2006).

4.2	7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 6, 2006).

4.3	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 6, 2006).

4.4	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 6, 2006).

4.5	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 6, 2006).

4.6	Continuing Personal Guaranty issued by Patrick A. Galliher and Suzanne E. Galliher in favor of La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 6, 2006).

10.1	Promissory Note issued by the Company in favor of Steven J. Galliher, dated July 12, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on January 7, 2005).

10.2	Promissory Note issued by the Company in favor of Patrick A. Galliher or Suzanne E, Galliher, dated November 17, 2002 (incorporated by reference to Exhibit 10.2 of the Form 10-SB filed on January 7, 2005).

10.3	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated November 17, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-SB filed on January 7, 2005).

10.4	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated December 29, 2003 (incorporated by reference to Exhibit 10.4 of the Form 10-SB filed on January 7, 2005).

10.5	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated January 9, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-SB filed on January 7, 2005).

10.6	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 6, 2004 (incorporated by reference to Exhibit 10.6 of the Form 10-SB filed on January 7, 2005).

10.7	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 13, 2004 (incorporated by reference to Exhibit 10.7 of the Form 10-SB filed on January 7, 2005).

10.8	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated March 22, 2003 (incorporated by reference to Exhibit 10.8 of the Form 10-SB filed on January 7, 2005).

10.9	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated April 26, 2004 (incorporated by reference to Exhibit 10.9 of the Form 10-SB filed on January 7, 2005).

10.10	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated May 7, 2004 (incorporated by reference to Exhibit 10.10 of the Form 10-SB filed on January 7, 2005).

10.11	Promissory Note issued by the Company in favor of Patrick A. Galliher, dated June 17, 2004 (incorporated by reference to Exhibit 10.11 of the Form 10-SB filed on January 7, 2005).

10.12	Promissory Note issued by the Company in favor of Ann Morrison, dated August 24, 2005(incorporated by reference to Exhibit 10.12 of the Form 10-SB/A filed on May 16, 2006).

10.13	Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated September 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on September 21, 2005).

10.14	Amended and Restated Consulting Services Agreement between the Company, on the one hand, and De Joya & Company, Inc. and Arthur De Joya, on the other hand, dated February 28, 2006 (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on May 11, 2006).

16	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)