Form 10QSB
period 2007-02-28
RMD Technologies, Inc.
filed 2007-05-30
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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

As of May 29, 2007, the Company had 16,860,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

 RMD TECHNOLOGIES, INC.

RMD TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(Unaudited)

ASSETS
February 28,
2007
Current Assets:
Cash	$--
Escrow deposit	--
Accounts receivable, net of allowance for doubtful accounts of $9,417 and $0, respectively	2,564
Prepaid expenses	--
Total Current Assets	2,564

Furniture and equipment, net of accumulated depreciation of $38,093 and $34,401, respectively	31,657

Other Assets:
Security deposits	5,911
Total Assets	$40,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	$276
Accounts payable	209,362
Current portion of capital lease obligations	11,688
Loan agreements	5,133
Accrued payroll	154,804
Accrued interest - related party convertible debenture	8,547
Deferred revenue	--
Deposit for purchase of common stock	--
Related party loans	503,342
Total Current Liabilities	893,152

Long-Term Liabilities:
Capital lease obligations, less current portion	--
Related party convertible debenture, net of discounts of $63,889 and $88,686, respectively	36,111
Total Liabilities	929,263

Stockholders’ Equity (Deficit):
Common stock, no par value, 100,000,000 shares authorized, 16,082,300 and 15,382,300 shares issued and outstanding, respectively	71,300
Additional paid-in capital	125,947
Retained earnings (deficit)	(1,086,378)
Total Stockholders’ Equity (Deficit)	(889,131)

Total Liabilities and Stockholders’ Equity (Deficit)	$40,132

See accompanying notes.

RMD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended February 28,		Ended February 28,
	2007	2006	2007	2006
Net Sales	$21,989	$45,040	$135,550	$169,853
Cost of Sales	18,202	75,926	186,950	178,067

Gross Profit (Loss)	3,787	(30,886)	(51,400)	(8,214)

Operating Expenses:
Payroll	24,594	15,415	83,072	15,415
Professional fees	580	4,459	177,133	26,028
Other operating expenses	33,378	41,858	118,971	156,297
Total Operating Expenses	58,552	61,732	379,176	197,740

Loss from Operations	(54,765)	(92,618)	(430,576)	(205,954)

Other Income (Expense):
Other income	--	--	615	--
Interest expense	(4,055)	(1,630)	(4,840)	(5,337)
Related party interest expense	(53,886)	(9,611)	(74,544)	(20,869)
Total Other Income (Expense)	(57,941)	(11,241)	(78,769)	(26,206)

Loss Before Provision for Income Taxes	(112,706)	(103,859)	(509,345)	(232,160)

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$(112,706)	$(103,859)	$(509,345)	$(232,160)

Basic and Diluted Net Income (Loss) per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	16,082,300	15,002,300	15,968,747	15,002,300

See accompanying notes.

RMD TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended

	For the Nine Months Ended
	February 28,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(509,345)	$(232,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discounts related to convertible debenture	24,797	8,220
Depreciation	3,692	4,892
Imputed related party interest expense	25,947	--
Net (increase) decrease in operating assets:
Escrow deposit	2,000	--
Accounts receivable	393	10,719
Inventory	--	(871)
Prepaid expenses	7,100	--
Net increase (decrease) in operating liabilities:
Accounts payable	263,525	18,184
Accrued payroll	125,166	--
Accrued interest - related party convertible debenture	5,878	2,669
Change in deferred revenue	(9,600)	--
Accrued interest - related party loans	12,605	6,990
Net Cash Used in Operating Activities	(47,842)	(181,357)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities:
Net proceeds from (payments on) bank overdraft	(6,076)	(2,130)
Payments on loan agreements	(52)	--
Proceeds from related party loans	53,115	163,228
Proceeds from related party convertible debenture	--	100,000
Payments on capital lease obligations	(14,145)	(10,853)
Proceeds from common stock subscriptions	15,000	--
Net Cash Provided by Financing Activities	47,842	250,245

Increase (decrease) in cash	--	68,888
Cash at Beginning of the Period	--	--

Cash at End of the Period	$--	$68,888

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,840	$2,249
Income taxes	$--	$--

Supplemental Disclosures of Noncash Investing and Financing Activities:
Payments made directly by related party	$158,915	$--
Liabilities eliminated through the issuance of common stock	$20,000	$--

See accompanying notes.

RMD TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - RMD Technologies, Inc. (“the Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended February 28, 2007 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in its annual report filed on Form 10-KSB for the fiscal year ended May 31, 2006.

Unaudited Information - The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary to properly reflect the results of the interim periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Reclassification - Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

NOTE 2 GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At February 28, 2007, the Company had current liabilities that exceeded current assets by $890,588, had incurred significant losses during the last few years, and had negative cash flow from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 COMMON STOCK

During the nine months ended February 28, 2007, the Company issued a total of 700,000 shares of common stock for cash of $15,000 and to settle liabilities totaling $20,000 ($0.05 per share).

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

For the Three Months Ended February 28, 2007 compared to the Three Months Ended February 28, 2006.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $21,989 for the three months ended February 28, 2007 as compared with the previous period of $45,040, a decrease of $23,051 or approximately 51%. This decrease between the two periods was the result of the reduction of marketing/sales personnel due to a reduction in payroll. For the three months ended February 28, 2007, cost of revenues totaled $18,202, compared to $75,926 in the prior period, a decrease of $57,724 or approximately 76%. This decrease between the two periods was the result of the lack of sales/marketing personnel due to a reduction in payroll. Overall, gross profit (loss) totaled $3,787 for the three months ended February 28, 2007 compared to $(30,886) in the prior period, an increase of $34,673. This increase between the two periods was the result of a reduction in sales/marketing personnel and supporting staff. The Company’s revenues and its related cost of sales primarily consisted of sales and recycling.

 (b) Operating Expenses.

Operating expenses for the three months ended February 28, 2007 were $58,552 as compared with $61,732 for the prior period, a decrease of $3,180 or approximately 5%. The overall decrease in operating expenses compared to the prior period was primarily due to a reduction in payroll expenses.

(c) Interest Expense

Interest expense for the three months ended February 28, 2007 totaled $4,055 compared to $1,630 for the three months ended February 28, 2006, an increase of $2,425 or approximately 149%. Related party interest expense for the three months ended February 28, 2007 totaled $53,886 compared to $9,611 for the three months ended February 28, 2006, an increase of $44.275 or approximately 461%. The overall increase in interest expense compared to the prior period was primarily due to an increase in indebtedness.

(d) Net Loss.

The Company’s net loss for the three months ended February 28, 2007, totaled $112,706 as compared with the prior period’s net loss of $103,859, an increase in net loss of $8,847 or approximately 9%. This increase was due to an increase in related party interest expense.

For the Nine Months Ended February 28, 2007 compared to the Nine Months Ended February 28, 2006.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $135,550 for the nine months ended February 28, 2007 as compared with the previous period of $169,853, a decrease of $34,303 or approximately 20%. This decrease between the two periods was the result of a reduction in payroll expenses. For the nine months ended February 28, 2007, cost of sales totaled $186,950, compared to $178,067 in the prior period, an increase of $8,883 or approximately 5%. This increase between the two periods was the result of the addition of an in house phone sales person.. Overall, gross profit (loss) totaled $(51,400) for the nine months ended February 28, 2007 compared to $(8,214) in the prior period, an increase of $43,186. This increase between the two periods was the result of a curtailment of operations. The Company’s revenues and its related cost of sales primarily consisted of sales and recycling.

(b) Operating Expenses.

Operating expenses for the nine months ended February 28, 2007 were $379,176 as compared with $197,740 for the prior period, an increase of $181,436 or approximately 92%. The overall increase in selling, general and administrative expense compared to the prior was primarily due to an increase in facilities and personnel costs.

(c) Interest Expense

Interest expense for nine months ended February 28, 2007 totaled $4,840 compared to $5,337 for the nine months ended February 28, 2006, a decrease of $497 or approximately 9%. Related party interest expense for nine months ended February 28, 2007 totaled $74,544 compared to $20,869 for the nine months ended February 28, 2006, an increase of $53,675 or approximately 257%. The overall increase in interest expense compared to the prior period was primarily due to an increase in indebtedness.

(d) Net Loss.

The Company’s net loss totals $(509,345) for the nine months ended February 28, 2007, as compared with the prior period’s net loss of $(232,160), an increased net loss of $277,185 or approximately 120%. This increased loss was due to an increase in facilities and personnel costs in anticipation of expansion.

Operating Activities.

The net cash used in operating activities was $(47,842) for the nine months ended February 28, 2007 compared to net cash used in operating activities of $(181,357) for the nine months ended February 28, 2006, a decrease in cash used by $133,515 or approximately 74%. The change in operating activities is attributable to a curtailment of operations.

Financing Activities.

The net cash provided by financing activities was $47,842 for the nine months ended February 28, 2007 compared to net cash provided by financing activities of $250,245 for the nine months ended February 28, 2007, resulting in a a decrease of $202,403.

 Liquidity and Capital Resources.

As of February 28, 2007, the Company has total current assets of $2,564 and total current liabilities of $893,152 resulting in a working capital deficit of $(890,588); as of that date the Company had no cash balance.

The Company has raised capital through borrowings from private individuals.

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

On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and was due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short- term notes payable of the accompanying balance sheet. The principal and accrued interest of $844.41, on this note was paid on February 10, 2006.

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

La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of February 28, 2007, La Jolla has not exercised or received any warrants related to the $150,000 advance.

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

RMD Technologies, Inc.

Dated: May 30, 2007	By:	/s/ Patrick A. Galliher
Patrick A. Galliher, President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated May 17, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on January 7, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated June 21, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 7, 2005).

3.2	Bylaws, dated June 20, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 6, 2006).

4.2	7 ¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 6, 2006).

4.3	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 6, 2006).

4.4	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 6, 2006).

4.5	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 6, 2006).

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