Form 10KSB
period 2007-05-31
RMD Technologies, Inc.
filed 2007-09-17
CIK 1312112

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For year ended May 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

RMD TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California	000-51109	72-1530833
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S Employer Identification No.)

1597 Alamo Road, Holtville, CA 92250
(Address of principal executive offices)

(760) 356-2039
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $160,962

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of September 11, 2007 was approximately $55,500.

As of September 11, 2007, there were 17,582,300 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

RMD TECHNOLOGIES, INC.
FORM 10-KSB

For the Fiscal Year Ended May 31, 2007

PART I

FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). You can obtain any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. DESCRIPTION OF BUSINESS

Overview

We were formed to fill the need for a full service recycler of electronics in California. We were formed in May 2001 and are a California corporation.

Business

We were formed to provide electronic waste recycling services to businesses in Southern California. The fast paced growth in the state, particularly in the technology sectors, indicated a need for this company. Originally promoted and operated by Mr. Galliher on a part time basis, within the first few months it became apparent that our growth would require full time personnel. In September 2001, Mr. Galliher began to devote his full time efforts to promoting and further developing the business.

Our primary function is as a recycler of electronics. Our customers are corporations that require proper disposal of their obsolete electronics equipment. Customers pay us a fee for this service.

A secondary source of income for us is from sales of refurbished and/or working equipment collected. Reuse of refurbished equipment is an environmentally friendly method of recycling.

Industry

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

Five years ago the electronic waste recycling industry was non- existent. Current laws and regulations in California require the use of the type of services we provide by every company and consumer in California. Legislation has been proposed in many other states, and at the federal level, that will require businesses and consumers to properly recycle their electronic waste, expanding the market to include the entire United States.

The California Electronic Waste Recycling Act of 2003 ("Act"), Senate Bill 20, was enacted on September 25, 2003; the Act was amended by Senate Bill 50, enacted on September 29, 2004. The Act requires 50% of the electronics sold to be recycled by 2005, with 70% by the year 2007 and 90% by 2010.

The Act requires all California businesses to properly handle and dispose of electronic waste. Key elements of the Act include:

•	Reduction in hazardous substances used in certain electronic products sold in California.

•	Collection of an electronic waste-recycling fee at the point of sale of certain products.

•	Distribution of recovery and recycling payments to qualified entities covering the cost of electronic waste collection and recycling.

•	Directive to establish environmentally preferred purchasing criteria for state agency purchases of certain electronic equipment.

Under the Act, beginning on January 1, 2005, retailers selling certain electronic products defined as "covered electronic devices" in California must collect an electronic waste-recycling fee from the consumer at the time of purchase; the following devices are such devices under the Act:

•	Cathode Ray Tube Devices and Cathode Ray Tubes (CRTs)

•	Computer monitors containing CRTs

•	Liquid Crystal Display (LCD) desktop monitors

•	Laptop computers with LCD screens

•	Televisions containing CRTs

The Act requires collectors of covered electronics devices to register with the State of California and file annual reports of amounts handled. The Company is and has been properly registered with the state since the inception of this program.

Services

Our services include electronics recycling for corporations and government agencies. State and federal regulations require generators of electronic waste to dispose of it properly. California regulations do not allow the disposal of CRT containing devices in landfills, requiring businesses and other generators to properly handle their e-waste. Our service includes pickup of the customers' electronic waste, inventory of the waste or weighing the waste as appropriate to the customer level of service requested. Our pricing varies based upon the level of service required by the customer, from $0.29 cents per pound for a basic service which includes a weight report to the customer, to $0.59 per pound which includes a detailed inventory of the material collected. In fiscal year 2006, 57% of revenues generated were from pickup and recycling services. Current staffing for the collection and sorting is one driver, one warehouse person/sorter and one person who tests and evaluates the incoming equipment.

Our secondary source of revenue is from sales of refurbished and/or working equipment collected since reuse can save natural resources. Our experience shows that in excess of 50% of the collected materials may be reused (sold) without any repairs. Collected materials are sold in pallet size lots to wholesalers. Collected material recognized as "high value" is culled during our manual sorting and is sold in individual lots on online auction sites such as E-Bay. Sales of collected materials accounted for 15% of revenues in fiscal year 2006. All sales are done in wholesale lots.

Collected materials that are damaged beyond repair or of no value in their original state are demanufactured and reduced to components, which are then sold to recyclers of plastics, metals, etc. Our cost of inventory is minimal as we have been paid to collect it. Cost of sales consists primarily of direct labor of sales personnel. Gross profit from this activity is expected to continue at around 75% of sales.

We plan the opening of a training facility as funding becomes available. We have estimated the cost of establishing this facility to be approximately $150,000. This training facility will provide revenue in two ways. First, we will be paid for the training provided to the participants. Imperial County, California's Workforce Investment Board ("WIB") administers programs for the Federal Workforce Investment Act. The purpose of these federal programs is to provide job training. These programs pay a fee of $5,000 per participant for a 4-month training program. Our application to the WIB was accepted in September 2006. Our current Liability and Workman's Compensation Insurance is sufficient for these programs. No other financial requirements need to be met. Certification of instructors will only be required for any courses offered that will provide certification upon graduation. We currently have no plans to offer courses that provide certification. Secondly, our proposed training curriculum will provide for a split between classroom instruction and hands-on training. The hands-on training time will be utilized testing, repairing and refurbishing collected equipment. This will provide a continuing labor pool of ten to fifteen persons at no cost to us. The refurbished equipment is intended to be sold as detailed above. We anticipate hiring two instructors and one additional administrative person in conjunction with opening the training facility. This is projected to provide revenue of approximately $300,000 per year, while also providing a continuous source of labor for testing and refurbishing collected equipment. Gross profit from this activity is expected to be approximately $75,000 per year.

We have always had a "no landfill" policy. During our first three years of operation, we have identified customers from which we receive a higher percentage of reusable and refurbishable materials. By focusing on doing business with these customers, we can receive a recyclables stream that is of high value. For example, over 50% by weight of collected materials by us can be reused for its original purpose. The remaining percentage is demanufactured, producing high quality recyclable metals, plastics, PC boards and glass. These materials are handled as commodities and are sold through traditional channels as raw materials for the manufacture of new products. Labor and infrastructure costs have kept traditional recyclers from benefiting from the relatively high value of electronic waste. By charging the customer for the recycling and minimizing the percentages we have to disassemble, we have been able to recycle these items to generate revenue.

Customers

Our current customer base includes over 300 small to very large business, state, local and federal government agencies, school districts and others. No one customer accounts for more than about 5% percent of our total business.

While every business in California is a potential customer of us, certain businesses have proven more valuable than others. Our customers during the first two years of operations have included large and small corporations, government agencies, school districts and landfill operators. While each is unique in its own right, experience has shown that the first three can be a good revenue generator, while the fourth (landfill operators) has not proven a good fit with our business.

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

We currently use medium duty straight trucks for servicing customers. Experience and research has shown that this size truck is the most economical to operate for our typical load size. Our actual transportation costs are less than 15% of the billed amount. Medium duty straight trucks have the capacity to haul about half of what would be carried in a traditional tractor-trailer, at substantially lower cost. This size truck does not require a commercial driver’s license, and registration and insurance are much less expensive. Future plans include the use of cardboard bins dropped off at the customer's location and retrieved at a later date.

Market Summary

We believe we are positioned to handle the recycling need of all of California's business. Our location in California's Imperial Valley provides us with a number of economic advantages including:

•
Available labor force. The State of California, Department of Economic Development Monthly Labor Force Data for July 2005 shows the unemployment rate in Imperial County remains the highest in California at approximately 17%, providing a pool of workers at reasonable wages.

•
Low facilities costs. Our current facility costs about $0.10 per square foot per month. The San Diego Daily Transcript reports comparable facilities in San Diego or Los Angeles would be at least $1.00 per square foot per month.

•
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

•	Low utility costs. IID Power (our electric power provider) furnishes the lowest utility costs in the state. Current rates are 8.46 cents per kWh.

•
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

Competition

The electronics recycling industry is primarily comprised of East Coast companies handling locally generated waste. Southern California's recycling community is limited to a few companies. IMS (Industrial Metal Salvage) has an electronics recycling division and is our primary competition. This firm has a large facility and numerous personnel at their San Diego location. Due to the location of their facility and the costs of operation, we have the ability to undercut their pricing, while still generating a gross profit.

HMR is an Australian company with offices in the San Francisco area. They are primarily an exporter of electronic waste.

A number of new companies have opened in response to the Act. To date, they appear to have had no effect on our sales, but in the future we may need to change our pricing or services to remain competitive.

Our competitors have sprung from traditional recyclers and scrap dealers. The recycling services offered by us are, in our opinion, unique in California in methods we use for collection, processing and final disposition of recycled materials. We believe that it provides the only pickup service for electronic waste available in California, using our own transportation. We have partnered with numerous non-profit training agencies to assist our training programs by donating computer equipment.

Sales and Marketing

Due to budget constraints, our marketing has been limited. We have used telephone sales, direct mail, search engine advertising and e-mail campaigns. Our experience shows that we can attain reasonably good results with all of the above methods; however, search engine advertising and email campaigns have been the most cost effective. Our plans include the addition of dedicated sales professionals to market our services to large generators and manufacturers of electronic devices.

Future Services

Future plans include the addition of technology training centers, using the collected material as training aids. This will provide a necessary service to the community as well as provide an additional potential source of revenue to the Company. The company is developing a software tracking system that we believe will have the ability to track a collected asset through the entire process from collection from our customer to final disposition. We expect to have this online in early 2008.

Company Organization and Employment.

We are organized into four main functional areas:

•	The first being the company operations including accounting, company administrative tasks, government compliance and human resources.

•	The second area is logistics. This area includes the scheduling of customer pick-ups and the materials and equipment required to accomplish them.

•
The third area is that of sales and marketing. This area consists of all activities related to the sales and marketing processes of the Company including the outside direct sales representatives and the inside sales support team. This also includes the Internet sales of recycled products.

•	Technical training will be the fourth area. This will include interaction with and reporting to funding agencies and ensuring compliance.

We currently have two full time employees. The personnel plan calls for the addition of sales staff in the near term. As growth requires, we will hire additional drivers/warehouse staff and administrative personnel. Two instructors will be hired upon receipt of funding for training programs.

Governmental Approval

In accordance with SB20/50, we are required to register as a “collector” of electronic waste in order to participate in California’s Electronics Recycling Program. The registration requires annual reporting of pounds and items collected be provided to the California Intregated Waste Management Board. These reports simply require the transfer of information we are currently collecting for billing purposes to forms provided by the state. We believe the impact on personnel and operations is therefore minimal.

Research and Development

In March 2006, we began to research the viability of using the steel and plastics resulting from the electronics recycling activities for the production of consumer products made substantially from post consumer waste. To date, approximately $30,000 has been expended on determining the viability. We have explored the various products made from these material and have found that electric golf carts can be produced by a number of Asian companies from these materials. We plan to further explore the possibility of having products, possibly golf carts, manufactured from our reclaimed materials. Additionally, in April 2007 we began the development of an asset tracking system to allow us to track the collected items from initial pickup to final disposition. We expect to have this online early in calendar year 2008.

Compliance with Environmental Laws

The State of California requires us to submit an annual report on the amount (weight) of CRT containing devices we have handled the previous year. This report is done online and takes approximately two minutes to complete. We use the information from our billing software to determine the weight. The State of California has no other requirements at this time, and there are no proposed laws that would affect us.

The federal government currently has no reporting requirements for handling electronics or electronics waste, and there are none proposed at this time. As a result, the costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Company's operations.

Employees

 As of September 11, 2007 we had 2 full-time employees of which, both are our executive officers. We have not experienced any work stoppages and we consider relations with our employees to be good.

RISK FACTORS:

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY, AS WELL AS A HISTORY OF OPERATING LOSSES.

We have a limited operating history. We cannot assure you that we can achieve or sustain revenue growth or profitability in the future. We have a cumulative net loss of $1,194,929 for the period from inception (May 2001) to May 31, 2007.   Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. Revenues and profits, if any, will depend upon various factors. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN OR FUND OUR EXISTING CAPITAL NEEDS.

   Our auditors have included an explanatory paragraph in their audit opinion dated September 14, 2007 with respect to our consolidated financial statements for the fiscal year ended May 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; AND LIMITS ON OPERATIONS.

The Company incurred a net loss of $617,897 for the fiscal year ended May 31, 2007, and a net loss of $357,046 for the fiscal year ended May 31, 2006. At May 31, 2007, the Company had an accumulated deficit of $1,194,929. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant levels of business. Any future success that the Company might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

WE ARE SEEKING ADDITIONAL FINANCING.

We have been financing our operations since inception with funds raised through a series of private placements of our common stock. We have used the financings to start up our electronic recycling business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

However, there can be no assurance that we will generate adequate revenues from our operations. Failure to generate such adequate operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we expect to need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY BE UNABLE TO MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

OUR FUTURE OPERATIONS ARE CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES.

In the event we are able to obtain necessary funding, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

BECAUSE WE ARE SIGNIFICANTLY SMALLER AND LESS ESTABLISHED THAN A MAJORITY OF OUR COMPETITORS, WE MAY LACK THE FINANCIAL RESOURCES NECESSARY TO COMPETE EFFECTIVELY AND SUSTAIN PROFITABILITY.

     We operate in the competitive electronic recycling industry and compete for clients with a variety of larger and smaller companies that offer similar products and services. This industry is subject to rapid technology changes and is significantly affected by new products and services and the marketing activities of industry participants, which may often be beyond our control. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their services. In addition, the companies with whom we have relationships could develop products or services, which compete with our products or services. We also expect to face additional competition as other established and emerging companies enter the market for collection and recycling of electronic waste. Furthermore, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction and devote greater resources to the promotion and sale of our services. Such investment by us will increase our expenses and affect its profitability. If we fail to make this investment, we may not be able to compete successfully with our competitors, which could have a material adverse effect on our revenue and future profitability.

THERE IS NO ASSURANCE OF MARKET ACCEPTANCE WHICH MAY AFFECT OUR ABILITY TO SELL OUR SERVICES.

There can be no assurance that any services successfully developed by us will ever achieve widespread market acceptance. Our services, if successfully developed, may compete with a number of services offered by other companies, as well as new services currently under development by such companies and others. The degree of market acceptance of any services by us will depend on a number of factors, including the establishment and demonstration of the efficacy of the services and their potential advantage over alternative methods. There can be no assurance that the marketplace in general will accept and utilize any services that have been, or may be, developed by the Company.

The standards for the services marketed by us may not achieve broad market acceptance or market acceptance may be slower than we expected. Additionally, if a new standard emerges that is more accepted by the marketplace, we may not be successful in developing services that comply with that standard on a timely basis. To be successful, we will need to effectively respond on a timely basis to future changes in the ever-expanding markets in which we sell our services. The markets for our services are at early stages of development and are rapidly expanding.

TECHNOLOGICAL AND MARKET CHANGES MAY AFFECT OUR BUSINESS

The markets in which we compete are characterized by new product and service introductions, evolving industry standards, and the changing needs of customers. There can be no assurance that our existing services will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, we are focusing on upgrading and introducing new services. We intend to begin offering training services contingent upon receiving the funding required to open and staff the training facility. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

IF GOVERNMENT REGULATION OF THE BUSINESS CHANGES, THE COMPANY MAY NEED TO CHANGE THE MANNER IN WHICH IT CONDUCTS BUSINESS, OR INCUR GREATER OPERATING EXPENSES.

The adoption or modification of laws or regulations relating to our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The manner in which legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition.

ANY REQUIRED EXPENDITURES AS A RESULT OF INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS WILL RESULT IN A DECREASE OF INCOME.

Our bylaws include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of California law provide for such indemnification, as well as for a limitation of liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officers, or employees, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them.

WE ARE DEPENDENT UPON KEY PERSONNEL AND CONSULTANTS.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depends on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability of us to attract and retain the necessary managerial personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 93.7% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Risks Relating to the Financing Arrangement

ADJUSTABLE CONVERSION PRICE FEATURE OF DEBENTURES MAY REQUIRE THE ISSUANCE OF GREATER NUMBER OF SHARES, WHICH MAY RESULT IN DILUTION.

In January 2006, we entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“La Jolla”) for the sale of an aggregate of $100,000 principal amount of convertible debenture, which is presently outstanding. The convertible debenture is due and payable, with 7.75% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debenture at a price equal to 150% of the amount due under the debenture. In conjunction with the debenture we issued to La Jolla a warrant to purchase 10,000,000 shares of our common stock. The warrant is exercisable for a period of three years from issuance.

As of September 11, 2007, we had 17,582,300 shares of common stock issued and outstanding and convertible debentures outstanding totaling $100,000 that may be converted into an estimated 136,500,000 shares of common stock at an assumed price of $0.01 (there is currently no readily available market for our stock), and outstanding warrants to purchase 10,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of the convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to existing stockholders. Should the number of shares to be issued exceed our authorized common stock of 100,000,000, then we would seek consent of stockholders to amend our articles of incorporation to increase this amount.

Our obligation to issue shares upon conversion of the convertible debenture is essentially limitless. The following is an example of the amount of shares of common stock that are issuable, upon conversion of the convertible debenture (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, assuming a market price $0.01 (there is currently no readily available market for our stock):

% Below Market	Price Per Share	Effective Conversion Price	Number of Shares Issuable	% of Outstanding Stock
25%	$0.0075	$0.006	182,333,333	92.40%
50%	$0.0050	$0.004	274,000,000	94.81%
75%	$0.0025	$0.002	549,000,000	97.34%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

CONVERSION PRICE FEATURE OF DEBENTURE MAY ENCOURAGE SHORT SALES IN THE COMPANY'S COMMON STOCK.

La Jolla is contractually required to exercise its warrants and convert its convertible debenture on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the convertible debentures results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. La Jolla could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

Under the Securities Purchase Agreement covering the debenture, La Jolla has contractually agreed that so long as the debenture is outstanding neither that company nor its affiliates will at any time engage in any short sales with respect to the Company's common stock, or sell put options or similar instruments with respect to the Company's common stock.

ISSUANCE OF SHARES UPON CONVERSION OF DEBENTURE AND WARRANTS MAY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although La Jolla may not convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause them to own more than 9.99% of the Company's outstanding common stock, this restriction does not prevent this entity from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, La Jolla Cove could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

REPAYMENT OF DEBENTURE, IF REQUIRED, WOULD DEPLETE AVAILABLE CAPITAL, OR COULD RESULT IN LEGAL ACTION IF NOT REPAID.

We anticipate that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the debenture. If we are required to repay the debenture, it would require us to use our limited working capital and/or raise additional funds. If we are unable to repay the debenture when required, the debenture holder could commence legal action against us and foreclose on assets to recover the amounts due. Any such action may require us to curtail or cease operations.

Risks Related to Common Stock

THERE IS PRESENTLY NO MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

Prior to this offering, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of this offering. While we will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board, since the OTC Bulleting Board is a dealer system we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTC Bulletin Board under the symbol, the OTC Bulletin Board provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR COMMON STOCK WILL BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

SHOULD OUR STOCK BECOME LISTED ON THE OTC BULLETIN BOARD, IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements at the end of 2007. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Item 2. DESCRIPTION OF PROPERTY:

The Company is currently located in a 9,000 square foot facility on 11 acres in Holtville, California. The Company entered into a one year lease, at $1,000 per month, on May 16, 2006 and moved from its prior facility at 308 West 5th Street, Holtville, California. The Company's facilities include approximately 2,000 square feet of office space and 7,000 square feet of warehouse space.

We consider our premises adequate for our purposes for the immediate future.

Item 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public trading market for our common stock.

As of September 11, 2007, we had 17,582,300 shares of common stock issued and outstanding and approximately 39 stockholders of record of our common stock. Currently, there are 10,000,000 shares of common stock issuable upon exercise of warrants.

HOLDERS:

As of May 31, 2007, we had approximately 39 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Co., Inc.

DIVIDEND POLICY

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not declared or paid a cash dividend to stockholders since it was organized on May 17, 2001. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of May 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plan not approved by security holders	0	0	0

RECENT SALES OF UNREGISTERED SECURITIES:

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

On August 15, 2007, we sold 100,000 shares to an accredited investor for $5,000.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We are an electronics waste collector and recycler dedicated to providing customers a solution to their electronics waste handling problems. We believe we offer customers a reliable, efficient cost effective means of complying with current and anticipated government regulations regarding the disposal of electronic waste.

In June 2001, we began providing electronics collection and recycling services to corporate customers in Southern California. In April 2004, we began to expand our service area to include Northern California.

We believe that our planned growth and profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to focus our attention and investment of resources in marketing, strategic partnerships, and development of our client base. If we are not successful in promoting our services and expanding our client base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

Comparison of Results of Operations for the Fiscal Years Ended May 31, 2007 to May 31, 2006

Revenues

We had revenues totaling $160,362 for fiscal year ended May 31, 2007 compared to $246,928 for the fiscal year ended May 31, 2006, a decrease of $85,566 or approximately 35%. For fiscal year ended May 31, 2007, cost of sales totaled $170,684 compared to $371,729 in the prior year, a decrease of $201,045 or approximately 54.1%. Overall, gross loss totaled $10,322 for the fiscal year ended May 31, 2007 compared to $124,801 in the prior year, a decrease of $114,479. Our revenues and our related cost of sales primarily consisted of sales and recycling.

Operating Expenses

Operating expenses for the fiscal year ended May 31, 2007 were $542,015 compared to $195,208 for the fiscal year ended May 31, 2006, an increase of $346,807 or approximately 277.7%. We will continue to evaluate other aspects of our operations in order to determine other areas where we may reduce cost.

Interest Expense

Interest expense for fiscal year ended May 31, 2007 totaled $67,286 compared to $37,038 for the fiscal year ended May 31, 2006, an increase of $30,248 or approximately 222.4%. Increase in interest expense was a result of an increase in overall Company debts.

Net Loss

Our net loss totals $617,897 for the fiscal year ended May 31, 2007 compared to $357,047 for the fiscal year ended May 31, 2006, an increase net loss of $260,849 or approximately 73%. This increased loss was due to the factors discussed above.

Factors That May Affect Operating Results

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. General factors that may affect our operating results include:

•	Market acceptance of and changes in demand for our services;

•
A small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•	Gain or loss of clients or strategic relationships;

•	Announcement or introduction of new services by the Company or by its competitors;

•	Price competition;

•	The ability to upgrade and develop systems and infrastructure to accommodate growth;

•	The ability to introduce and market products and services in accordance with market demand;

•	Changes in governmental regulation; and

•	Reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

We believe that our planned growth and profitability will depend in large part on the ability to promote our services, gain clients and expand its relationship with current clients. Accordingly, we intend to invest in marketing, strategic partnerships, and development of our customer base. If we are not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

Operating Activities

The net cash used in operating activities was $56,256 for the year ended May 31, 2007 compared to $283,754 for the year ended May 31, 2006, a decrease of $227,498 or approximately 80.1%. The decrease in cash used in operating activities is attributable primarily to a curtailment of operations for the year ended May 31, 2007.

Financing Activities.

The net cash provided by investing activities was $56,826 for the year ended May 31, 2007 compared to $281,272 for the year ended May 31, 2006, a decrease of $224,446 or approximately 79.7%.. The decrease in cash used in operating activities is attributable primarily to a curtailment of operations for the year ended May 31, 2007.

Investing Activities

The net cash provided by investing activities was $0 for the year ended May 31, 2007 compared to $2,482 for the year ended May 31, 2006, a decrease of $2,482 or approximately 100%. The decrease in cash used in operating activities is attributable primarily to a curtailment of operations for the year ended May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $1,459 and total current liabilities of $972,453, resulting in a working capital deficit of $970,994; as of that date the Company had $570 in cash. As of May 31, 2006, we had total current assets of $12,057 and total current liabilities of $461,605, resulting in net working capital deficit of $449,548; as of that date the Company had no cash.

We have continued to raise capital through borrowings from private individuals. For the fiscal year ended May 31, 2007,, the Company received $54,000 from a private placement of its common stock. During the three months ended August 31, 2006, we received a loan totaling approximately $159,000 from a shareholder.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that we raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, our implementation of our business plan will depend upon our ability to raise additional funds through bank borrowings and equity or debt financing. We estimate that we will need to raise up to $1,000,000 over the next twelve months for such purposes.

On August 24, 2005, we raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and is due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of our common stock at a rate of $0.001 per share at any time after we cleared all comments from the SEC on its Form 10-SB filing (which then made us eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The principal and accrued interest of $844.41, on this note was paid on February 10, 2006.

On January 27, 2006, we entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a convertible debenture in the amount of $100,000. This debenture bears interest at 7.75% per annum and is convertible into shares of the Company's common stock. The number of shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price is equal to the lesser of (i) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the holder's election to convert, or (ii) 80% of the volume weighted average price on the trading day prior to the holder's election to convert (once our common stock commences trading).

In conjunction with the debenture, we issued to La Jolla Cove a warrant, dated January 27, 2006, to purchase 10,000,000 shares of our common stock, exercisable at $1.00 per share. Under an addendum to the warrant, the exercise price of the warrant was changed to $1.09 per share; in addition, the warrant is to be exercised in an amount equal to 100 times the amount of the debenture.

In connection with the Securities Purchase Agreement, we granted to La Jolla Cove certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant.

La Jolla Cove provided us with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of August 31, 2006, La Jolla has not exercised or received any warrants related to the $150,000 advance.

Between March 27, 2006 and September 6, 2006, the Company sold a total of 1,080,000 shares of common stock to a total of 35 accredited investors for a total consideration of $54,000 (average of $0.05 per share).

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures.

Off Balance Sheet Arrangements

We do not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies

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

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting We are paid a rate per pound for removing electronic waste from its customers' facilities. We record revenue when recycling services, consisting of such waste removal, are rendered.

Sales revenue in connection with the sale of serviceable electronic equipment directly to consumers and/or other recyclers, using existing personnel and facilities, is recognized at the time of sale, with the bulk of collections occurring through credit card transactions at the time of the sale. All sales are prepaid on an "as- is" basis, FOB shipping point, and we do not accept returns. Title passes to the customer at the time of sale.

Treatment of Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method, based on estimated useful lives of 5 to 7 years for furniture and equipment. Repair and maintenance costs are charged to expense when incurred, while renewals and improvements that extend the useful lives of the equipment are capitalized as additions to the related assets.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of May 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - Other Information

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Patrick A. Galliher	46	President, Chief Financial Officer, Treasurer and Director
Suzanne E. Galliher	40	Vice President, Secretary and Director

Patrick A. Galliher, President/Chief Financial Officer/Treasurer/Director.

Mr. Galliher has served as our President, Treasurer and Director since our inception. He has served as our Chief Financial Officer since February 12, 2007. Mr. Galliher has experience that includes both retail and wholesale sales as the owner of a retail computer store and as the district manager of a wholesale supply company. After ten years in the US Navy, Mr. Galliher returned to Las Vegas, Nevada to found PLK, Inc., a surety bonding company. After selling PLK in 1989, Mr. Galliher moved to San Diego, where he co-founded DHG Associates, a company that sold computerized sign making equipment and supplies to sign makers in the San Diego area. DHG was renamed in 1996 to National Sign Systems and sold in 1998. After working as the general manager for Kayena Communications in San Diego, Mr. Galliher purchased the company in 1999. Kayena Communications was sold in 2001, allowing him to focus his efforts fulltime on the newly formed RMD Technologies, Inc.

Suzanne E. Galliher, Vice President/Secretary/Director.

Ms. Galliher has served as Vice President, Secretary and Director since July 2001. Ms. Galliher taught special education in the inner city areas of San Diego from1998 to 2001. Ms. Galliher received a Masters of Business Administration degree from National University, in 1992, while working full-time supervising a staff of 30 people in the Registrar's Office of that school. During this time she received a Masters in Special Education degree from the same school.

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which they were elected and until successors have been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Code of Ethics.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. A code of ethics may be adopted by the board of directors at a later date.

Committees of the Board of Directors.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee. However, our board of directors intends to establish various committees at a later time.

Audit Committee.

Our audit committee consists of our board of directors, Patrick Galliher and Suzanne Galliher. The audit committee has not adopted a written charter. We do not have an audit committee financial expert serving on our audit committee since we have been unable to secure the services of such a person.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of our board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of our independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

Our policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by- case basis.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

Based on our review of such forms on EDGAR, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2007, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended May 31, 2007 who earned compensation exceeding $100,000 during fiscal 2007 (the “named executive officers” ).

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Galliher, Principal Executive Officer	2007	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Galliher, Principal Executive Officer	-	-	-	-	-	-	-	-	-

Executive Employment Agreements -

On September 8, 2005, we entered into a consulting services agreement with Mr. De Joya, whereby in his capacity as chief financial officer, Mr. De Joya will be an independent contractor. Under the terms of this agreement, he will be paid a total of $60,000 in the following manner: (a) $2,000 to be paid in cash monthly; and (b) $36,000 to be paid in the form of the Company's common stock. The monthly fee will increase by 10% beginning on each anniversary date of this agreement. On February 28, 2006, we entered into an amended and restated consulting services agreement with Mr. De Joya whereby the payment provisions under the original consulting services agreement were amended so that the balance of the $36,000.00 is to be deferred until the end of the term of this amended and restated consulting services agreement, rather than paid in shares of our common stock. The $36,000 is to accrue ratably on a monthly basis over the next twelve months from the effective date. Mr. De Joya resigned as Chief Financial Officer on February 12, 2007.

Directors’ Compensation

Directors do not receive compensation for their services.

Director Independence

None of our directors are an independent director, using the Nasdaq definition of independence as defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 11, 2007, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership (2)	Percent of Class (2)

Common Stock	Patrick A. Galliher	9,002,300	51,12%

Common Stock	Suzanne E. Galliher (3)	3,000,000	17.04%

Common Stock	John Fleming, 1535 Blackjack Road Franklin, Kentucky 42134	3,000,000	17.04%

Common Stock	Sichenzia Ross Friedman Ference LLP (4) 61 Broadway New York, New York 10006	1,500,000	8.52%

Common Stock	Shares of all directors and executive officers as a group (2 persons)	12,002,300	68.16%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o RMD Technologies, Inc., 1597 Alamo Road, Holtville, California

(2)
Applicable percentage ownership is based on 17,582,300 shares of common stock outstanding as of September 11, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of September 11, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 11, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Suzanne Galliher is the wife of Patrick Galliher

(4)	Greg Sichenzia has sole voting and dispositive power over the shares held by Sichenzia Ross Friedman Ference LLP.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, since the May 31, 2007, we have not entered into or been a participant in any transaction in which a related person had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of the company’s total assets for the last three completed fiscal years.

ITEM 13. EXHIBITS.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated May 17, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on January 7, 2005).

3.2	Certificate of Amendment of Articles of Incorporation, dated June 21, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 7, 2005).

3.3	Bylaws, dated June 20, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by. Reference to Exhibit 4.1 of the Form 10=SB/A filed on March 1, 2006).

4.2	7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 Of the Form 10-SB/A filed on March 1, 2006).

4.3	Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.3 Of the Form 10-SB/A filed on March 1, 2006).

4.4	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.4 Of the Form 10-SB/A filed on March 1, 2006).

4.5	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 Of the Form 10-SB/A filed on March 1, 2006).

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

16	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 10-SB/A filed on March 1, 2006).

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Child, Van Wagoner & Bradshaw, PLLC, as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Child, Van Wagoner & Bradshaw, PLLC in 2007 and 2006 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2007 and 2006 were $32,900 and $19,000 respectively, net of expenses.

Audit-Related Fees

There were approximately $2,500 in other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above for the review of the Form SB-2 Registration Statement.

Tax Fees

There were approximately $950 per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMD TECHNOLOGIES, INC.

Date: September 14, 2007	By:	/s/ Patrick Galliher
Patrick Galliher
President, Chief Financial Officer and Direct (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Galliher Patrick Galliher	President, Chief Financial Officer and Direct (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 14, 2007

/s/ Suzanne Galliher Suzanne Galliher	Vice President, Secretary and Director	September 14, 2007

      RMD TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
RMD Technologies, Inc.
Holtville, CA

We have audited the accompanying balance sheet of RMD Technologies, Inc. as of May 31, 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RMD Technologies, Inc. as of May 31, 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered net losses since inception and has not yet obtained significant revenues from its planned principle operations. These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 14, 2007

RMD TECHNOLOGIES, INC.
BALANCE SHEET

May 31,
2007
ASSETS
Current Assets:
Cash	$570
Accounts receivable, net of allowance for doubtful accounts of $10,317	889
Total Current Assets	1,459

Furniture and equipment, net of accumulated depreciation of $46,180	23,570

Other Assets:
Security deposits	5,911

Total Assets	$30,940

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$307,998
Capital lease obligations	21,659
Loan agreements	5,904
Accrued payroll	115,103
Accrued interest - related party convertible debenture	14,489
Related party loans	507,300
Total Current Liabilities	972,453

Long-Term Liabilities:
Related party convertible debenture, net of discounts of $55,383	44,617
Total Liabilities	1,017,070

Stockholders’ Equity (Deficit):
Common stock, no par value, 100,000,000 shares authorized,16,832,300 shares
issued and outstanding	108,800
Additional paid-in capital	100,000
Retained earnings (deficit)	(1,194,930)
Total Stockholders’ Equity (Deficit)	(986,130)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,940

See accompanying notes.

RMD TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
1.

	For the Years
	Ended May 31,
	2007	2006
Net Sales	$160,362	$246,928
Cost of Sales	170,684	371,729

Gross Profit (Loss)	(10,322)	(124,801)

Operating Expenses:
Payroll	117,851	64,982
Professional fees	262,230	35,810
Other operating expenses	161,934	94,416
Total Operating Expenses	542,015	195,208

Loss from Operations	(552,337)	(320,009)

Other Income (Expense):
Other income	1,726	—
Interest expense	(4,837)	(6,758)
Related party interest expense	(62,449)	(30,280)
Total Other Income (Expense)	(65,560)	(37,038)

Loss Before Provision for Income Taxes	(617,897)	(357,047)

Provision for Income Taxes	—	—

Net Income (Loss)	$(617,897)	(357,047)

Basic and Diluted Net Income (Loss) per Common Share	$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding	16,379,423	15,002,300

See accompanying notes.

RMD TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MAY 31, 2007 AND 2006
2.

			Additional	Retained	Total Stockholders’
	Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, May 31, 2005	15,002,300	$17,300	$—	$(219,986)	$(202,686)

Discounts recorded against
convertible debenture for
detachable warrant and beneficial
conversion feature, January 2006	—	—	100,000	—	100,000

Shares issued for cash of $19,000,
or $0.05 per share, March to
May 2006	380,000	19,000	—	—	19,000

Net Income (Loss) for the year
ended May 31, 2006	—	—	—	(357,047)	(357,047)
Balance, May 31, 2006	15,382,300	36,300	100,000	(577,033)	(440,733)

Shares issued for cash of $15,000
and settlement of liabilities of
$20,000, or $0.05 per share, June
to September 2006	700,000	35,000	—	—	35,000

Shares issued for services valued
at $37,500, or $0.05 per share,
October to December 2006	750,000	37,500	—	—	37,500

Net Income (Loss) for the year
ended May 31, 2007	—	—	—	(617,897)	(617,897)
Balance, May 31, 2007	16,832,300	$108,800	$100,000	$(1,194,930)	$(986,130)

See accompanying notes.

RMD TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Years
	Ended May 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(617,897)	$(357,047)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Accretion of discounts related to convertible debenture	33,303	11,314
Depreciation	11,779	13,979
Noncash services paid with common stock issuance	37,500	—
Net (increase) decrease in operating assets:
Escrow deposit	2,000	—
Accounts receivable	2,068	11,605
Inventory	—	200
Prepaid expenses	7,100	(7,100)
Security deposits	—	(5,000)
Net increase (decrease) in operating liabilities:
Accounts payable	362,161	31,705
Accrued interest - loan agreements	719	—
Accrued payroll	85,465	—
Accrued interest - related party convertible debenture	11,820	—
Change in deferred revenue	(9,600)	9,600
Accrued interest - related party loans	17,326	6,990
Net Cash Used in Operating Activities	(56,256)	(283,754)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	—	2,482
Net Cash Provided by Investing Activities	—	2,482

Cash Flows from Financing Activities:
Net proceeds from (payments on) bank overdraft	(6,352)	4,222
Payments on loan agreements	—	(32,747)
Proceeds from related party loans	52,352	188,413
Proceeds from related party convertible debenture	—	100,000
Payments on capital lease obligations	(4,174)	(7,616)
Proceeds from common stock subscriptions	15,000	29,000
Net Cash Provided by Financing Activities	56,826	281,272

Increase (decrease) in cash	570	—
Cash at Beginning of the Year	—	—
Cash at End of the Year	$570	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,118	$5,397
Income taxes	$—	$—
Supplemental Disclosures of Noncash Investing and Financing Activities:
Payments made directly by related party	$158,915	$—
Liabilities eliminated through the issuance of common stock	$20,000	$—

See accompanying notes.

RMD TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RMD Technologies, Inc. (“the Company”), incorporated in California on May 22, 2001, provides electronic waste recycling and disposition. The Company has not yet paid any dividends and any dividends in the future will depend upon the financial requirements of the Company and other relevant factors.

Reclassification - Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The carrying values of capital lease obligations, loan agreements, and related party loans approximate fair value based on the underlying instruments having terms that approximate those available in the current market. The undiscounted carrying value of related party convertible debenture with accrued interest of $114,489 approximates fair value based on the underlying instruments having terms that approximate those available in the current market. No financial instruments are held for trading purposes.

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable.

Property and Equipment - The Company records property and equipment at cost and uses straight-line depreciation methods. Maintenance, repairs, and expenditures for renewals and betterments not determined to extend the useful lives or to materially increase the productivity of the assets are expensed as incurred. Other renewals and betterments are capitalized.

Revenue Recognition - The Company's revenue comes from collecting and either recycling or properly disposing of electronic waste. Revenue is recognized when the services are rendered or when the product has been delivered so long as there is an agreed upon price and collection of the revenue is reasonably assured.

Advertising - The Company expenses advertising costs as incurred and advertising communication costs the first time the advertising takes place. Advertising expense was $9,807 and $10,916 for the years ended May 31, 2007 and 2006, respectively.

RMD TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 2007, the Company had current liabilities that exceeded current assets by $970,994, had incurred significant losses during the last few years, and had negative cash flow from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations and the Company may have to discontinue its operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 RELATED PARTY TRANSACTIONS

Loans - During the years ended May 31, 2007 and 2006, respectively, shareholders or entities related to them loaned $52,352 and $188,413 to the Company. The Company has recorded interest expense on the outstanding balances using annual interest rates of 6-12%. The loans are due on demand. At May 31, 2007, the Company owes a total of $507,300 to the related parties. During the years ended May 31, 2007 and 2006, the Company recorded interest expense on related party loans totaling $17,326 and $6,990, respectively.

Convertible Debenture - In January 2006, the Company sold a $100,000 7.75% convertible debenture maturing in January 2009 for $56,373 and recorded a discount of $43,627. Due to the beneficial conversion feature of the debenture, the Company recorded an additional discount of $56,373. Both discounts are being accreted over the term of the debenture. For the years ended May 31, 2007 and 2006, respectively, the Company accreted $33,303 and $11,314 of the discounts. The debenture is convertible as follows: dollar amount of the Debenture being converted multiplied by eleven, minus the product of the Conversion Price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the Conversion Price where the "Conversion Price" is equal to approximately 80% of the current market value of a share of stock.

Management Compensation - During the years ended May 31, 2007 and 2006, respectively, the Company paid or accrued compensation totaling $72,000 and $72,000 for its President and $39,300 and $39,300 for its Vice President.

NOTE 4 FURNITURE AND EQUIPMENT

	Estimated	May 31,
	Useful Lives	2007
Office furniture and equipment	5 to 7 years	$18,000
Vehicles	5 years	51,750
		69,750
Less accumulated depreciation		(46,180)
Net furniture and equipment		$23,570

Depreciation expense for the years ended May 31, 2007 and 2006 was $11,779 and $13,979, respectively.

RMD TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 CAPITAL LEASES

At May 31, 2007, the Company had recorded equipment on capital leases of $34,282 and related accumulated depreciation of $17,530. Depreciation of equipment purchased on capital leases is included in other operating expenses and amounted to $6,856 and $6,856 for the years ended May 31, 2007 and 2006, respectively. For the years ended May 31, 2007 and 2006, respectively, interest expense on capital lease obligations amounted to $3,816 and $6,800. Minimum future capital lease payments total $21,659 and are all due during the next fiscal year. The Company is currently in default on its capital lease obligations.

NOTE 6 LOAN AGREEMENTS

The Company purchased equipment by entering into two loan agreements. The loan agreements use an annual interest rate of 24-25% and call for 36 monthly payments of $197. The Company is currently in default on its loan agreements.

NOTE 7 COMMON STOCK

From October to December 2006, the Company issued a total of 750,000 shares of common stock for services valued at $37,500 ($0.05 per share).

From June to September 2006, the Company issued a total of 700,000 shares of common stock for cash of $15,000 and to settle liabilities totaling $20,000 ($0.05 per share).

From March to May 2006, the Company issued a total of 380,000 shares of common stock for cash of $19,000 ($0.05 per share).

Warrants - In January 2006 in connection with the sale of a convertible debenture (See Note 3), the Company sold 10,000,000 warrants to purchase common stock at $1.09 per share for cash of $43,627. The warrants vested immediately and are exercisable for three years.

NOTE 8 CONCENTRATION

During the year ended May 31, 2007, a significant percent of the Company’s total sales were made to two customers. The following table lists the percent of the sales made to those customers that accounted for 10% or more of the total sales for the year ended May 31, 2007:

Customer A 27%
Customer B 24%

The loss of these significant customers could adversely affect the Company's business and financial condition.

RMD TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 INCOME TAXES

At May 31, 2007, the Company had available unused federal operating loss carryovers of approximately $1,195,000 which may be applied against future taxable income and which expire in various years from 2022 through 2027. The amount of and ultimate realization of the benefits from the operating loss carryovers for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryovers, the Company has established a valuation allowance equal to the tax effect of the loss carryovers and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryovers. The net deferred tax assets are approximately $179,200 and $87,600 as of May 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $91,600 during the year ended May 31, 2007.

NOTE 10 DILUTED LOSS PER SHARE

At May 31, 2007, the Company had 10,000,000 warrants outstanding and a debenture convertible into 29,289,677 shares of common stock that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. At May 31, 2006, the Company had 10,000,000 warrants outstanding and a debenture convertible into 27,207,402 shares of common stock that were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.