Form 10KSB/A
period 2007-05-31
RMD Technologies, Inc.
filed 2007-10-11
CIK 1312112

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE

RMD Technologies, Inc. (“the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, as filed with the SEC on September 17, 2007 (the “Original Filing”), to insert a statement on the cover page which was inadvertently omitted from the Original Filing that the Company is not a shell company as defined in Exchange Act Rule 12b-2.

RMD TECHNOLOGIES, INC.
FORM 10-KSB/A

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

RMD TECHNOLOGIES, INC.

Date: October 11, 2007	By:	/s/ Patrick Galliher
Patrick Galliher
President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Galliher Patrick Galliher	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 11, 2007

/s/ Suzanne Galliher Suzanne Galliher	Vice President, Secretary and Director	October 11, 2007

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