Form 10QSB
period 2007-08-31
RMD Technologies, Inc.
filed 2007-10-22
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

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

As of October 19, 2007, the Company had 18,312,300 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

                             RMD TECHNOLOGIES, INC.
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of August 31, 2007 (unaudited)                   2

           Statements of Operations
           for the three months ended August 31, 2007 and 2006 (unaudited)   3

           Statements of Cash Flows for the three months ended
           August 31, 2007 and 2006 (unaudited)                              4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations        7

Item 3.    Controls and Procedures                                          11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of Security Holders              12

Item 5.    Other Information                                                12

Item 6.    Exhibits                                                         12

SIGNATURES

                             RMD TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                   August 31,
ASSETS                                                                                                 2007
                                                                                               -----------------
   Current Assets
     Cash                                                                                      $             950
     Accounts receivable, net of allowance of $10,317                                                        492
                                                                                               -----------------
         Total Current Assets                                                                              1,442

   Furniture and equipment - net of accumulated depreciation of $19,782                                    2,723

   Other Assets
     Security deposits                                                                                     5,911
                                                                                               -----------------

            Total Assets                                                                       $          10,076
                                                                                               =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities
        Accounts payable and accrued liabilities                                               $         316,093
       Capital lease obligations                                                                           6,860
       Loan agreements                                                                                     5,904
       Accrued payroll                                                                                   148,470
       Accrued interest - related party convertible debenture                                             19,184
       Related party loans                                                                               509,800
                                                                                               -----------------
            Total Current Liabilities                                                                  1,006,311

     Long Term Liabilities
       Convertible debt                                                                                    5,000
       Convertible debenture (net of unamortized debt discount of $46,989)                                53,011
                                                                                               -----------------
           Total Liabilities                                                                           1,064,322

     Stockholders' Deficit
       Common stock, no par value
         100,000,000 shares authorized,
          17,612,300 shares issued and outstanding                                                       146,300
       Additional paid-in capital                                                                        100,000
       Accumulated deficit                                                                            (1,300,546)
                                                                                               -----------------
           Total Stockholders' Deficit                                                                (1,054,246)
                                                                                               -----------------

           Total Liabilities and Stockholders' Deficit                                         $          10,076
                                                                                               =================



                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                           August, 31
                                                                                     2007             2006
                                                                                --------------   ---------------
Net sales                                                                       $       11,075   $       90,555
Cost of sales                                                                            6,627          134,441
                                                                                --------------   --------------

       Gross profit (loss)                                                               4,448          (43,886)
                                                                                --------------   --------------

Selling, general, and administrative expenses
     Depreciation                                                                          582            1,231
     Payroll expenses                                                                   33,367               --
     Professional fees                                                                  30,077               --
     Other selling, general, and administrative expenses                                25,070          212,762
                                                                                --------------   --------------
         Total selling, general and administrative expenses                             89,096          213,993
                                                                                --------------   --------------

Total loss from operations                                                             (84,648)        (257,879)

Other Expenses
   Interest expense                                                                    (15,504)         (10,573)
   Loss on sale of vehicles                                                             (5,465)              --
                                                                                ---------------  --------------

Total income (loss)                                                             $     (105,617)  $     (268,452)
                                                                                ==============   ==============

Basic and diluted net income (loss) per weighted average share                  $         (.01)  $         (.02)
                                                                                ==============   ==============

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                          17,481,865       15,002,300
                                                                                ==============   ==============




                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                        August 31,
                                                                                2007                  2006
                                                                          ----------------     -----------------
Operating Activities
   Net income (loss)                                                     $        (105,617)    $        (268,452)
   Adjustments to reconcile net (loss) to
     cash (used in)operating activities:
       Depreciation                                                                    582                 1,231
       Accrued interest                                                              7,195                10,573
       Accretion of principal related to convertible debenture                       8,394                 8,394
       Loss on disposal of fixed assets                                              5,465                    --
   Changes in operating assets and liabilities:
       Change in accounts receivable                                                   398               (15,451)
       Change in prepaid expenses                                                       --                 7,100
       Change in deferred revenue                                                       --                (7,200)
       Change in accounts payable and accrued liabilities                           78,963                66,239
                                                                          ----------------     -----------------
             Net Cash Used in Operating Activities                                  (4,620)             (197,566)
                                                                          ----------------     -----------------

Financing Activities
   Decrease in bank overdraft                                                           --                 3,960
   Proceeds from notes payable                                                       5,000               158,915
   Proceeds from loans from related individuals                                         --                13,367
   Proceeds from stock subscriptions                                                    --                24,970
   Payments made on capital leases                                                      --                (3,646)
                                                                          ----------------     -----------------
              Net Cash Provided by Financing Activities                              5,000               197,566
                                                                          ----------------     -----------------

Increase (decrease) in cash                                                            380                    --
Cash at Beginning of the Period                                                        570                    --
                                                                          ----------------     -----------------

Cash at End of the Period                                                 $            950     $              --
                                                                          ================     =================


Supplemental schedule of noncash investing and financing activities:
Interest paid                                                            $              --     $              --
Taxes paid                                                               $              --     $              --
Common stock issued for services                                         $          37,500     $              --


                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - RMD Technologies, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended August 31, 2007 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in its annual report filed on Form 10-KSB for the fiscal year ended May 31, 2007.

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

NOTE 2   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At August 31, 2007, the Company had current liabilities that exceeded current assets by $1,004,869, had incurred significant losses during the last few years, and had negative cash flow from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3   COMMON STOCK

During the three months ending August 31, 2007, the Company issued 750,000 shares of common stock for payment of legal services valued at $37,500 ($.05 per share).

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

For the Three Months Ended August 31, 2007 compared to the Three Months Ended August 31, 2006.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $11,075 for the three months ended August 31, 2007 as compared with the previous period of $90,555, a decrease of $79,480 or approximately 88%. This decrease between the two periods was the result of the reduction of sales from the company's lack of a dedicated sales force. For the three months ended August 31, 2007, cost of revenues totaled $6,627, compared to $134,441 in the prior period, a decrease of $127,814 or approximately 95%. This decrease between the two periods was the result of the company's lack of a dedicated sales force. Overall, gross profit (loss) totaled $4,448 for the three months ended August 31, 2007 compared to $(43,886) in the prior period, an increase of $48,334. This increase between the two periods was the result of a reduction in payroll and related expenses. The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

(b) Operating Expenses.

Operating expenses for the three months ended August 31, 2007 were $89,096 as compared with $213,993 for the prior period, a decrease of $124,897 or approximately 58%. The overall decrease in operating expenses compared to the prior period was primarily due to a reduction in payroll and related expenses.

(c) Interest Expense.

Interest expense for the three months ended August 31, 2007 totaled $15,504 compared to $10,573 for the three months ended August 31, 2006, an increase of $4,931 or approximately 47%. All of the interest expense was to a related party. The overall increase in interest expense compared to the prior period was primarily due to an increase in indebtedness.

(d) Net Loss.

The Company's net loss for the three months ended August 31, 2007, totaled $105,617 as compared with the prior period's net loss of $268,452, a decrease in net loss of $162,835 or approximately 61%. This decrease was due to a decrease in selling, general and administrative expenses.

Operating Activities.

The net cash used in operating activities was $(4,620) for the three months ended August 31, 2007 compared to net cash used in operating activities of $(197,566) for the three months ended August 31, 2006, a decrease in cash used by $192,946 or approximately 98%. The change in operating activities is attributable to a curtailment of operations.

Financing Activities.

The net cash provided by financing activities was $5,000 for the three months ended August 31, 2007 compared to net cash provided by financing activities of $197,566 for the three months ended August 31, 2006, resulting in a a decrease of $192,566.

 Liquidity and Capital Resources.

As of August 31, 2007, the Company has total current assets of $1,442 and total current liabilities of $1,006,311 resulting in a working capital deficit of $(1,004,869); as of that date the Company had $950 in cash. The Company has raised capital through borrowings from private individuals.

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

On August 24, 2005, the Company raised $25,000 through a promissory note. The note bears an interest rate of 7.5% per annum and was due in August 2006. The note has a feature that allows the holder to convert the principal and any accrued interest into restricted shares of common stock of the Company at a rate of $0.001 per share at any time after the Company clears all comments from the Securities and Exchange Commission on its Form 10-SB filing (which will then make the Company eligible for quotation on the Over the Counter Bulletin Board), until the note is satisfied. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $25,000 that has been reflected as unamortized debt discount and included in short-term notes payable on the accompanying balance sheet. The principal and accrued interest of $844.41, on this note was paid on February 10, 2006.

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

In connection with the Securities Purchase Agreement, the Company granted to La Jolla Cove certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant. La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of August 31, 2007, La Jolla has not exercised or received any warrants related to the $150,000 advance.

On August 16, 2007, the Company received $5,000 in cash from an individual in exchange for a convertible note. The note matures on August 16, 2008, carries an interest rate of 9% and is convertible for 100,000 shares of common stock.

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

                                  EXHIBIT INDEX

 Number                           Description

3.1 Articles of Incorporation, dated May 17, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on a January 7, 2005).

3.2 Certificate of Amendment of Articles of Incorporation, ated June 21, 2004 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 7, 2005).

3.2 Bylaws, dated June 20, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

4.1 Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 a (incorporated by reference to
         Exhibit 4.1 of the Form 8 K filed on February 6, 2006).

4.2 7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 6, 2006).

4.3 Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 6, 2006).

4.4 Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 a (incorporated by reference to
         Exhibit 4.4 of the Form 8 K filed on February 6, 2006).

4.5 Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated January 27, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 6, 2006).

4.6      Continuing Personal Guaranty issued by Patrick A. Galliher and Suzanne
         E. Galliher in favor of La Jolla Cove Inveshors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 6, 2006).

10.1 Promissory Note issued by the Company in favor of Steve J. Galliher, dated July 12, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on January 7, 2005.)

10.2 Promissory Note issued by the Company in favor of Patrick A. Galliher or Suzanne E, Galliher, dated November 17, 2002 (incorporated by reference to Exhibit 10.2 of the Form 20-SB filed on January 7, 2005).

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

10.8 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated March 22, 2003 (incorporated by reference to Exhibit 10.8 of the Form 10-SB filed on January 7, 2005.)

10.9 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated April 26, 2004 (incorporated by reference to Exhibit 10.9 of the Form 10-SB filed on January 7, 2005.)

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

16       Letter on Change in Certifying Accountant (incorporated by reference to
         Exhibit 16 of the Form 8-K filed on Januar 5, 2006).

31.1 Certification of Principal Executive Officer pursuant to Rule 1 a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 1 a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)


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

                                        RMD Technologies, Inc.

 Dated: October 22, 2007                By: /s/  Patrick A. Galliher
                                            ------------------------
                                            Patrick A. Galliher,
                                            President
                                            (Principal Executive Officer) and
                                            Chief Financial Officer (Principal
                                            Accounting and Financial Officer)