Form 10QSB
period 2007-11-30
RMD Technologies, Inc.
filed 2008-01-22
CIK 1312112

[PG NUMBER]


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-,51109

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

As of January 15, 2008, the Company had 29,195,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

[PG NUMBER]

2



                             RMD TECHNOLOGIES, INC.
                                      Index

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of November 30, 2007 (unaudited)                                     3

           Statements of Operations
           for the three and six months ended November 30, 2007 and 2006 (unaudited)             4

           Statements of Cash Flows for the six months ended
           November 30, 2007 and 2006 (unaudited)                                                5

           Notes to Financial Statements (unaudited)                                             6

Item 2.    Management's Discussion and Analysis or Plan of Operations                            9

Item 3.    Controls and Procedures                                                              12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          13

Item 3.    Defaults Upon Senior Securities                                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                                  13

Item 5.    Other Information                                                                    14

Item 6.    Exhibits                                                                             14

SIGNATURES                                                                                      15

                             RMD TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                  November 30,
ASSETS                                                                                         2007
   Current Assets
     Cash                                                                                      $               -
     Accounts receivable, net of allowance of $10,317                                                          -
                                                                                               -----------------
         Total Current Assets                                                                                  -

   Furniture and equipment - net of accumulated depreciation of $20,364                                    2,141

   Other Assets
     Security deposits                                                                                     5,911
                                                                                               -----------------

            Total Assets                                                                       $           8,052
                                                                                               =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities
        Accounts payable and accrued liabilities                                               $         263,460
       Bank overdraft                                                                                        222
       Capital lease obligations                                                                           6,860
       Loan agreements                                                                                     5,904
       Accrued payroll                                                                                   178,280
       Accrued interest - related party convertible debenture                                             17,379
       Note Payable                                                                                        5,000
       Related party loans                                                                               510,578
                                                                                               -----------------
            Total Current Liabilities                                                                    987,683

     Long Term Liabilities
       Convertible debt                                                                                    5,000
       Convertible debenture (net of unamortized debt discount of $38,686)                                61,293
                                                                                               -----------------
           Total Liabilities                                                                           1,053,976

     Stockholders' Deficit
       Common stock, no par value
         100,000,000 shares authorized,
          18,382,300 shares issued and outstanding                                                       183,671
       Additional paid-in capital                                                                         99,979
       Accumulated deficit                                                                            (1,329,574)
                                                                                               -----------------
           Total Stockholders' Deficit                                                                (1,045,924)
                                                                                               -----------------

           Total Liabilities and Stockholders' Deficit                                         $           8,052
                                                                                               =================



                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three Months            For the Six Months
                                                                 Ended November 30,             Ended November 30,
                                                                2007            2006           2007           2006
                                                            -------------  -------------  --------------  -------------
Net sales                                                   $       3,877  $      23,545  $       14,952  $     114,101
Cost of sales                                                       3,959         34,307          10,587        168,748
                                                            -------------  -------------  --------------  -------------

     Gross profit (loss)                                              (82)       (10,762)          4,365        (54,647)
                                                            -------------  -------------  --------------  -------------

Selling, general, and administrative expenses
    Depreciation                                                      582          1,231           1,165          2,461
    Payroll expenses                                               29,811             --          63,178             --
    Professional fees                                              44,940             --          75,016             --
    Other selling, general, and
         administrative expenses                                  (53,936)       105,401         (28,867)       318,163
                                                            -------------  -------------  --------------  -------------
     Total selling, general and
         administrative expenses                                   21,397        106,632         110,492        320,624
                                                            -------------  -------------  --------------  -------------

Total loss from operations                                        (21,479)      (117,394)       (106,127)      (375,271)

Other Expenses
   Interest expense                                                (7,549)       (10,795)        (23,053)       (21,368)
   Loss on sale of vehicles                                            --             --          (5,465)            --
                                                            -------------  -------------  --------------  -------------

Total income (loss)                                         $     (29,028) $    (128,189) $     (134,645) $    (396,639)
                                                            =============  =============  ==============  =============

Basic net income (loss) per weighted
       average share                                        $        (.002)$        (.009)$        (.008) $        (.026)
                                                            ============== ============== ==============  ==============

Weighted average number of common shares used to compute
       net (loss) per weighted average share                18,179,30015,002,300          17,914,160      15,002,300
                                                            ====================        ============    ============




                 See Accompanying Notes to Financial Statements

                             RMD TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                                     November 30,
                                                                                2007                  2006
                                                                          ----------------     -----------------
Operating Activities
   Net income (loss)                                                     $        (134,645)    $        (396,639)
   Adjustments to reconcile net (loss) to
     cash (used in) operating activities:
       Depreciation                                                                  1,165                 2,461
       Accrued interest                                                             13,809                    --
       Accretion of principal related to convertible debenture                      16,697                16,697
       Loss on disposal of fixed assets                                              5,465                    --
   Changes in operating assets and liabilities:
       Change in accounts receivable                                                   944                  (126)
       Change in employee advances                                                      --                (7,314)
       Change in prepaid expenses                                                       --                 7,100
       Change in deferred revenue                                                       --                (9,600)
       Change in accounts payable and accrued liabilities                           85,995               177,511
                                                                         -----------------     -----------------
             Net Cash Used in Operating Activities                       (10,570)              (209,910)
                                                                     -----------          -------------

Financing Activities
   Decrease in bank overdraft                                                           --                 4,738
   Proceeds from notes payable                                                      10,000               158,915
   Proceeds from loans from related individuals                                         --                26,735
   Proceeds from stock subscriptions                                                    --                24,970
   Payments made on capital leases                                                      --                (5,448)
                                                                         -----------------     -----------------
              Net Cash Provided by Financing Activities                             10,000               209,910
                                                                         -----------------     -----------------

Increase (decrease) in cash                                                           (570)                   --
Cash at Beginning of the Period                                                        570                    --
                                                                         -----------------     -----------------

Cash at End of the Period                                                $              --     $              --
                                                                         =================     =================


Supplemental schedule of noncash investing and financing activities:
Interest paid                                                            $              --     $           2,249
Taxes paid                                                               $              --     $              --
Common stock issued for services                                         $          72,500     $              --
Common stock issued for debt                                             $           2,350     $              --


                 See Accompanying Notes to Financial Statements

[PG NUMBER]

6


                             RMD TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed - RMD Technologies, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended November 30, 2007 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in its annual report filed on Form 10-KSB for the fiscal year ended May 31, 2007.

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

NOTE 2   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 2007, the Company had current liabilities that exceeded current assets by $987,683, had incurred significant losses during the last few years, and had negative cash flow from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3   COMMON STOCK

During the six months ending November 30, 2007, the Company issued 1,450,000 shares of common stock for payment of legal services valued at $72,500 ($.05 per share).

During the six months ending November 30, 2007, the Company issued 145,000 shares of common stock for conversion of debt and exercising of warrants. The conversion of debt was for 142,864 shares of common stock for a value of $21 (convertible shares were based on the formula in the convertible debenture agreement). Also based on the agreement, 2,136 warrants were exercised for 2,136 shares of common stock at $1.09 per share (per the warrant agreement) for a value of $2,328 that was offset against an advance of $150,000 previously paid by the investor.

NOTE 4   NASDAQ TRADING SYMBOL

On November 19th, 2007 the Company was approved for trading on the NASDAQ over the counter. The company received the trading symbol RMDT.

                             RMD TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 5   SUBSEQUENT EVENTS

In October the Company discontinued using the services of Sichenzia Ross Friedman Ference LLP. In December the Company engaged the services of Victor Schwarz as counsel for SEC matters. In January the Company additionally engaged the services of Jeffrey L. Galliher as the Company's general counsel. Mr. Galliher's retainer was $15,000 in common stock.

On January 2nd, 2008 the Company entered into an employment agreement with Patrick A. Galliher, the current CEO to continue to serve in that position. The Company also entered into an employment agreement with Suzanne E. Galliher to continue to serve as a member of the Board of Directors and additionally as the Executive Vice President for Administration.

In January 2008 the Company entered into the following contracts:

The Company entered into an agreement with Steven E. Hogan. Mr. Hogan will provide management expertise and services in the areas of government compliance and government relations in exchange for $30,000 in common stock. This contract is for one year.

The Company entered into an agreement with Christopher Jilly. Mr. Jilly will provide consulting services to the Company specifically in the field of Corporate Sales. Mr. Jilly will additionally organize the Company's sales department and begin the formation and implementation of the Company's sales strategies. Mr. Jilly was compensated with $30,000 of common stock in the Company for these services. The term of the contract is one year.

The Company entered into an agreement with Carole J. Hogan. The Company intends to open an additional location in the Greater San Diego area during the third quarter and Ms. Hogan's contract is for the organization of the Company's proposed San Diego location and formation and implementation of the Company's Administration and Human Resources policies. Ms. Hogan was compensated with $30,000 of common stock. The term of the contract is one year.

The Company entered into an agreement with Herb Gordon. Mr. Gordon has extensive experience in Far East Relations and Import and Export of Surplus and Scrap Materials. His contract includes the establishment and organization of the Company's Recovered Materials sales department. He was compensated with $15,000 of common stock. The term of the contract is one year.

The Company entered into an agreement with Sean Galliher, Pat Galliher's brother. Mr. Galliher is the sole proprietor of Advanced Solutions, an Information Technologies Company and has earned a Masters Degree in Computer Security. Under this contract Mr. Galliher will provide services to include the oversight of the Company's Data Handling Procedures. Additionally, he will also be assisting the Company's development of a tracking program for the collected electronics. Mr. Galliher was compensated with $15,000 of common stock. The term of the contract is one year.

                             RMD TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 5   SUBSEQUENT EVENTS (Continued)

The Company entered into an agreement with Shawn Carroll. Under the terms of the contract, Mr. Carroll will establish and organize the Company's Media Relation's and Investor Relations department. Mr. Carroll was compensated with $30,000 of common stock in the Company. The term of the contract is one year.

The Company entered into an agreement with Jennifer Schaffer. Ms. Schaffer's contract includes the establishment and organization of the Company's Customer Relation's department. Ms. Schaffer was compensated with $15,000 of common stock in the Company. The term of the contract is one year.

The Company entered into an agreement with Steven J. Galliher. Mr. Galliher is the sole proprietor of HFS, Inc a company that provides Fleet Management services. His contract includes the installation of Network Fleet tracking devices into the Company's vehicles and the monitoring and reporting associated with these devices. Mr. Galliher was compensated with $15,000 of common stock in the Company. The term of the contract is one year.

The Company entered into an agreement with David C. Nelson. Mr. Nelson is a self employed media consultant and will assist with the development of the Company's marketing plan and the establishment of the Company's marketing department. Mr. Nelson was compensated with $15,000 of common stock in the Company. The term of the contract is one year.

The Company entered into an agreement with Darrell Johnson to provide his expertise in the area of Engineering, Product Development and Import/Export. Mr. Johnson's contract includes assisting with the further development of the Company's consumer products. Mr. Johnson will also assist in development of the Company's procurement policies and procedures, with emphasis on suppliers from Asia. Mr. Johnson was compensated with $15,000 of common stock in the Company. The term of the contract is one year.

Management believes these agreements will allow us to move forward with the implementation of our business plan, while conserving our cash.

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

For the Three Months Ended November 30, 2007 compared to the Three Months Ended November 30, 2006.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $3,877 for the three months ended November 30, 2007 as compared with the previous period of $23,545, a decrease of $19,668 or approximately 83.5%. This decrease between the two periods was the result of the reduction of sales from the company's lack of a dedicated sales force. For the three months ended November 30, 2007, cost of revenues totaled $3,959, compared to $34,307 in the prior period, a decrease of $30,348 or approximately 88.5%. This decrease between the two periods was the result of the Company's lack of a dedicated sales force. Overall, gross profit (loss) totaled $(82) for the three months ended November 30, 2007 compared to $(10,762) in the prior period, a decrease of $10,680. This decrease between the two periods was the result of a reduction in payroll and related expenses. The Company's revenues and its related cost of sales primarily consisted of sales and recycling.

 (b) Operating Expenses.

Operating expenses for the three months ended November 30, 2007 were $21,397 as compared with $106,632 for the prior period, a decrease of $85,235 or approximately 80%. The overall decrease in operating expenses compared to the prior period was primarily due to a reduction in payroll and related expenses.

(c) Interest Expense

Interest expense for the three months ended November 30, 2007 totaled $7,549 compared to $10,795 for the three months ended November 30, 2006, a decrease of $3,246 or approximately 30.1%. All of the interest expense was to a related party. The overall decrease in interest expense compared to the prior period was primarily due to a correction of accrued interest. (d) Net Loss.

The Company's net loss for the three months ended November 30, 2007, totaled $29,028 as compared with the prior period's net loss of $128,189, a decrease in net loss of $99,161 or approximately 77.4%. This decrease was due to a decrease in selling, general and administrative expenses.

Operating Activities.

The net cash used in operating activities was $(10,570) for the six months ended November 30, 2007 compared to net cash used in operating activities of $(209,910) for the six months ended November 30, 2006, a decrease in cash used by $199,340 or approximately 95%. The change in operating activities is attributable to a curtailment of operations.

Financing Activities.

The net cash provided by financing activities was $10,000 for the six months ended November 30, 2007 compared to net cash provided by financing activities of $209,910 for the six months ended November 30, 2006, resulting in a decrease in cash provided of $199,910.

 Liquidity and Capital Resources.

As of November 30, 2007, the Company has total current assets of $0 and total current liabilities of $987,683 resulting in a working capital deficit of $(987,683); as of that date the Company had $0 in cash. The Company has raised capital through borrowings from private individuals.

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

In connection with the Securities Purchase Agreement, the Company granted to La Jolla Cove certain rights under a registration rights agreement, dated January 27, 2006, to the shares to be issued upon conversion of the debenture and the warrant. La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of November 30, 2007, La Jolla has exercised 2,136 warrants for a value of $2,328 that was offset against the $150,000 advance and converted $21 of the convertible debt into 142,842 shares of common stock. A total of 145,000 shares of common stock were issued through November 30, 2007.
On August 16, 2007, the Company received $5,000 in cash from an individual in exchange for a convertible note. The note matures on August 16, 2008, carries an interest rate of 9% and is convertible for 100,000 shares of common stock. Item
3. Controls and Procedures

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

     3.2 By-laws, dated June 20, 2001 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 7, 2005).

     4.1 Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated January 27, 2006 a (incorporated by reference to Exhibit 4.1 of the Form 8 K filed on February 6, 2006).

     4.2 7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 6, 2006).

     4.3 Warrant to Purchase Common Stock issued to La Jolla Cove Investors, Inc., dated January 27, 2006 (incorporated be reference to Exhibit 4.3 of the Form 8-K filed on Februyry 6, 2006).

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

     4.6  Continuing Personal Guaranty issued by Patrick A. Galliher and Suzanne
          E. Galliher in favor of La Jolla Cove Inveshors, Inc., dated January 27, 2006 (incorporated by referencetto Exhibit 4.6 of the Form 8-K filed on February 6, 2006).

     10.1 Promissory Note issued by the Company in favor of Steve J. Galliher, dated July 12, 2002 (incorporated by referencn to Exhibit 10.1 of the Form 10-SB filed on January 7, 2005.)

     10.2 Promissory Note issued by the Company in favor of Patrick A. Galliher or Suzanne E, Galliher, dated November 17, 2002 (incorporated by reference to Exhibit 10.2 of the Form 20-SB filed on January 7, 2005).

     10.3 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated November 17, 2003 (incorporated by refecence to Exhibit 10.3 of the Form 10-SB filed on January 7, 2005). 0

     10.4 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated December 29, 2003 (incorporated by refecence to Exhibit 10.4 of the Form 10-SB filed on January 7, 2005).

     10.5 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated January 9, 2004 (incorporated by referecce to Exhibit 10.5 of the Form 10-SB filed on January 7, 2005).

     10.6 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 6, 2004 (incorporated by refercnce to Exhibit 10.6 of the Form 10-SB filed on January 7, 2005).

     10.7 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated February 13, 2004 (incorporated by refecence to Exhibit 10.7 of the Form 10-SB filed on January 7, 2005).

     10.8 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated March 22, 2003 (incorporated by reference to Exhibit 10.8 of the Form 10-SB filed on January 7, 2005. )

     10.9 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated April 26, 2004 (incorporated by reference to Exhibit 10.9 of the Form 10-SB filed on January 7, 2005.)

     10.10 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated May 7, 2004 (incorporated by reference to Exhibit
          10.10 of the Form 10-SB filed on January 7, 2005).

     10.11 Promissory Note issued by the Company in favor of Patrick A. Galliher, dated June 17, 2004 (incorporated by referencc to Exhibit
          10.11 of the Form 10-SB filed on January 7, 2005).

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

                                       RMD Technologies, Inc.

Dated: January 22, 2008                By: /s/  Patrick A. Galliher
                                           ------------------------

                                           Patrick A. Galliher,
                                           President
                                           (Principal Executive Officer) and
                                           Chief Financial Officer (Principal
                                           Accounting and Financial Officer)