Form 10QSB
period 2008-02-29
RMD Technologies, Inc.
filed 2008-04-18
CIK 1312112

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

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

As of April 14, 2008, the Company had 29,487,300 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

 RMD TECHNOLOGIES, INC.

Index

Page
Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of February 29, 2008 (unaudited)	3

Statements of Operations for the three and nine months ended
February 29, 2007 and 2006 (unaudited)	4

Statements of Cash Flows for the nine months ended
February 29, 2007 and 2006 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13
SIGNATURES	14

RMD TECHNOLOGIES, INC.

BALANCE SHEET

(Unaudited)

February 29,

ASSETS	2008
Current Assets
Cash	$2,555
Accounts receivable, net of allowance of $10,317	4,745
Prepaid expenses	187,500
Total Current Assets	194,800

Furniture and equipment - net of accumulated depreciation of $20,946	1,559

Other Assets

Security deposits	5,911

Total Assets	$202,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$206,397
Capital lease obligations	6,860
Loan agreements	5,904
Accrued payroll	214,899
Accrued interest – related party convertible debenture	18,821
Related party loans	523,131
Total Current Liabilities	976,012

Long Term Liabilities

Convertible debt	5,000
Convertible debenture (net of unamortized debt discount of $30,321)	69,611
Total Liabilities	1,050,623

Stockholders’ Deficit

Common stock, no par value

100,000,000 shares authorized,

29,487,300 shares issued and outstanding	503,832
Additional paid-in capital	99,932
Accumulated deficit	(1,452,117)
Total Stockholders’ Deficit	(848,353)

Total Liabilities and Stockholders’ Deficit	$202,270

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months	For the Nine Months
Ended February 29,	Ended February 29,
2008	2007	2008	2007
Net sales	$29,447	$21,989	$44,398	$135,550
Cost of sales	13,357	18,202	23,944	186,950

Gross profit (loss)	16,090	3,787	20,454	(51,400)

Selling, general, and administrative expenses

Depreciation	582	1,231	1,747	3,692
Payroll expenses	45,039	24,594	108,217	83,072
Professional fees	11,389	580	86,405	177,133
Other selling, general, and
administrative expenses	71,399	32,147	42,576	115,279
Total selling, general and
administrative expenses	128,409	58,522	238,945	379,176

Total loss from operations	(112,319)	(54,765)	(218,491)	(430,576)

Other Expenses

Other income	205	--	250	615
Interest expense	(10,429)	(57,941)	(33,482)	(79,384)
Loss on sale of vehicles	--	--	(5,465)	--

Total income (loss)	$(122,543)	$(112,706)	$(257,188)	$(509,345)

Basic and diluted net income (loss)

per weighted average share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares used to compute

net (loss) per weighted average share	25,464,773	16,082,300	19,977,540	15,968,747

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended
February 29,
2008	2007

Operating Activities

Net income (loss)	$(257,188)	$(509,345)
Adjustments to reconcile net (loss) to
cash (used in)operating activities:
Depreciation	1,747	3,692
Accrued interest	9,939	25,947
Accretion of principal related to convertible debenture	25,062	24,797
Loss on disposal of fixed assets	5,465	--
Stock issued for services	394,965	--
Stock issued for debt	(6,411)	--
Changes in operating assets and liabilities:
Change in accounts receivable	(3,855)	393
Change in deposits	--	2,000
Change in prepaid expenses	(187,500)	7,100
Change in deferred revenue	--	(9,600)
Change in accounts payable and accrued liabilities	(6,807)	407,174
Net Cash Used in Operating Activities	(24,583)	(47,842)

Financing Activities

Decrease in bank overdraft	--	(6,076)
Payments on loan agreements	--	(52)
Proceeds from notes payable – related parties	21,568	53,115
Payments on capital lease obligations	--	(14,145)
Proceeds from convertible debentures	5,000	--
Proceeds from stock subscriptions	--	15,000
Net Cash Provided by Financing Activities	26,568	47,842

Increase (decrease) in cash	1,985	--
Cash at Beginning of the Period	570	--

Cash at End of the Period	$2,555	$--

Supplemental schedule of noncash investing and financing activities:

Interest paid	$--	$4,840
Taxes paid	$--	$--
Payments made directly by related party	$--	$158,915
Common stock issued for services	$394,965	$--
Common stock issued for debt	$6,411	$20,000

See Accompanying Notes to Financial Statements

RMD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed – RMD Technologies, Inc. (“the Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended February 29, 2008 since there have been no significant changes (other than indicated in other footnotes) to the information previously reported by the Company in its annual report filed on Form 10-KSB for the fiscal year ended May 31, 2007.

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

Reclassification – Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform with presentation in the current-year financial statements.

NOTE 2	GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At February 29, 2008, the Company had current liabilities that exceeded current assets by $781,212, had incurred significant losses during the last few years, and had negative cash flow from operations. These factors create an uncertainty about the Company's ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	COMMON STOCK

During the nine months ending February 29, 2008, the Company issued 1,450,000 shares of common stock for payment of legal services valued at $72,500 ($.05 per share).

During the nine months ending February 29, 2008, the Company issued 750,000 shares of common stock for conversion of debt and exercising of warrants. The conversion of debt was for 744,180 shares of common stock for a value of $68 (convertible shares were based on the formula in the convertible debenture agreement). Also based on the agreement, 5,820 warrants were exercised for 5,820 shares of common stock at $1.09 per share (per the warrant agreement) for a value of $6,344 that was offset against an advance of $160,000 previously paid by the investor.

On January 2, 2008, the Company issued 7,500,000 shares of common stock for compensation for service contracts entered into to provide various services during the 2008 calendar year. These shares were valued at $.03 per share, which was the trading price on January 2, 2008. The Company recognized $225,000 in expenses relating to these contracts, of which $187,500 is currently carried as prepaid expenses.

RMD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3	COMMON STOCK (CONTINUED)

On January 2, 2008, the Company entered into three year employment contracts with Pat Galliher and Suzanne Galliher. As part of these contracts, they each received 1,500,000 shares of common stock at the time the contract was signed. These shares were valued at $.03 per share, which was the trading price on January 2, 2008. The company recognized $90,000 in expenses relating to these contracts.

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

For the Three Months Ended February 29, 2008 compared to the Three Months Ended February 28, 2007.

Results of Operations.

(a) Revenues.

The Company had revenues totaling $29,447 for the three months ended February 29, 2008 as compared with the previous period of $21,989, an increase of $7,456 or approximately 33.9%. This increase between the two periods was the result of changes in the market for the scrap the company sells. The price of scrap circuit boards has risen from under two dollars to over three dollars and we have experienced the same types of increases in the other scrap components that result from our process. For the three months ended February 29, 2008, cost of revenues totaled $13,557, compared to $18,202 in the prior period, a decrease of $4,645 or approximately 25.5%. This decrease between the two periods was the result of the company outsourcing some of the recycling process to larger recyclers, reducing our labor costs and overhead costs. Overall, gross profit (loss) totaled $16,090 for the three months ended February 29, 2008 compared to $3,787 in the prior period, an increase of $12,303. This increase between the two periods was the result of a combination of factors, including the increased value of the scrap electronics the company has been receiving and the cost saving the company has been realizing from outsourcing some of the processes used to recycle the electronics. The company intends to continue using these methods while we implement our marketing and sales plans. This will allow us to place emphasis on increasing sales and building brand identity while keeping our fixed costs as low as possible. The Company’s revenues and its related cost of sales primarily consisted of sales and recycling.

(b) Operating Expenses.

Operating expenses for the three months ended February 29, 2008 were $128,409 as compared with $58,522 for the prior period, an increase of $69,887 or approximately 119.4%. The overall increase in operating expenses compared to the prior period was primarily due to an increase in payroll and related expenses.

(c) Interest Expense

Interest expense for the three months ended February 29, 2008 totaled $10,429 compared to $57,941 for the three months ended February 28, 2007, a decrease of $47,512 or approximately 82%. All of the interest expense was to a related party. The overall decrease in interest expense compared to the prior period was primarily due to equipment leases that ended during the previous year.

(d) Net Loss.

The Company’s net loss for the three months ended February 29, 2008, totaled $122,543 as compared with the prior period’s net loss of $112,706, an increase in net loss of $9,837 or approximately 8.7%. This increase was due to an increase in selling, general and administrative expenses.

Operating Activities.

The net cash used in operating activities was $(24,583) for the nine months ended February 29, 2008 compared to net cash used in operating activities of $(47,842) for the nine months ended February 28, 2007, a decrease in cash used by $23,259 or approximately 48.6%. The change in operating activities is attributable to a curtailment of operations.

Financing Activities.

The net cash provided by financing activities was $26,568 for the nine months ended February 29, 2008 compared to net cash provided by financing activities of $47,842 for the nine months ended February 28, 2007, resulting in a decrease in cash provided of $21,274.

Liquidity and Capital Resources.

As of February 29, 2008, the Company has total current assets of $194,800 and total current liabilities of $976,012 resulting in a working capital deficit of $(781,212); as of that date the Company had $2,555 in cash.

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

La Jolla Cove provided the Company with an aggregate $250,000 on January 31, 2006: (a) $100,000 for the debenture, and (b) a $150,000 advance on the exercise of the warrant. As of February 29, 2008, La Jolla has exercised 5,820 warrants for a value of $6,344 that was offset against the $160,000 advance and converted $68 of the convertible debt into 744,180 shares of common stock. A total of 750,000 shares of common stock were issued through February 29, 2008.

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

4.1 Securities Purchase Agreement between the Company and La Jola Cove
Investors, Inc., dated January 27, 2006 (incorporated by reference to
Exhibit 4.1 of the Form 8-K filed on February 6, 2006).

4.2 7 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc. dated
January 27, 2006 (incorporated by reference to Exhibir 4.2 of the Form 8-K filed on February 6, 2006).

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

RMD Technologies, Inc.

Dated: April 19, 2008 By: /s/ Patrick A. Galliher
Patrick A. Galliher, President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)